Form 10KSB
period 1999-06-30
OXIR INVESTMENTS INC
filed 1999-11-23
CIK 1088431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
                    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Fiscal Year Ended June 30, 1999

                    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                Commission File Number   000-26377

                      OXIR INVESTMENTS, INC.
          (Name of small business issuer in its charter)

          California                        88-0397134
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

  3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109
      (Address of principal executive offices)   (Zip Code)

Issuer's telephone no.:  (702) 369-4260

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
$3,419,679

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $-0- (no current market)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                   Outstanding as of November 2, 1999

Common Stock, No Par Value                  21,182,200

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE

Transitional Small Business Disclosure Format.   Yes    No



                      OXIR INVESTMENTS, INC.

                        TABLE OF CONTENTS

                                                                          Page

                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            1

Item 2.   Description of Property. . . . . . . . . . . . . . . .           15

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           15

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .           15

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           15

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           18

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           24

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           42

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . .           42

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           45

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           45

Item 12.  Certain Relationships and Related Transactions . . . .           46

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           47

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           48







                               -i-



                              PART I

Item 1.  Description of Business

Business Development

    Oxir Investments, Inc. (the "Company") was incorporated in the State of California on November 2, 1923 as Monte Regio Corporation with the stated purpose to engage in the business of real estate development. The Company continued in that endeavor for several years then discontinued operations. On March 1, 1972 the Company changed its name to Precision Resources, Inc. The Company remained dormant with no business activity until September 1998. Upon reinstating business operations, the Company changed its name to Oxenuk, Inc. on November 11, 1998, and again changed its name to its current name on November 25, 1998.

    Earlier in 1998, the Company initiated negotiations to merge with Oxir Investments, Inc., a private California company incorporated on May 19, 1998 ("Oxir-Private"). The merger was consummated on November 25, 1998, at which time Oxir-Private was merged with and into the Company and the Company changed its corporate name to Oxir Investments, Inc. Under the terms of the merger, Oxir-Private was dissolved.

    Oxir-Private was founded for the purpose of pursuing investment opportunities in real estate, technology and industrial businesses in the United States and internationally, particularly in Russia. The founders of Oxir-Private believe that there exists a need for an economic bridge between the United States and Russia.

    Prior to its inception on May, 19, 1988, Oxir-Private operated through Oxir Financial Services Ltd., a British Virgin Islands corporation ("OFS"), and through Oxir Investments Ltd., a British Virgin Islands corporation ("OIL"). From March 1995, Oxir-Private was involved exclusively in trading activities in the equity markets though OFS. In 1997, Oxir-Private founded OIL to engage in the business of direct investments such as real estate development in Moscow, Russia. On May 19, 1998 Oxir Investments Inc., the private California corporation, was formed with the purpose of introducing the East-European market investment opportunities to the United States.

    Including the operations of Oxir-Private in 1995 and through the merger in November 1998, the Company has been involved in investment and financial services for clients, direct investments into technological and industrial projects in Russia, real estate developments in Russia, and Internet business development including e-commerce, web site design and web hosting.



    On February 24, 1999, the Company entered into an agreement to acquire, through a tax free exchange of shares, One Hundred Percent (100%) of the issued and outstanding shares of OXIR Financial Services, Ltd. ("OFS"), a British Virgin Islands corporation, registered number # 146395, incorporated on the 30th day of March, 1995. OFS is actively involved in trading activities in the equity markets. This agreement was finalized on June 29, 1999.

    On February 24, 1999, the Company entered into an agreement to acquire, through a tax free exchange of shares, One Hundred Percent (100%) of the issued and outstanding shares of OXIR Investment, Ltd. ("OIL"), a British Virgin Islands corporation, registered # 229863, incorporated on the 5th day of May, 1997. OIL is involved in real estate development projects in Russia. This transaction was finalized on June 29, 1999. Both OFS and OIL have become wholly owned subsidiaries of the Company.

    In 1999 the Company initiated the "Oxir Internet Solutions" project aimed at exploring the e-commerce possibilities on the Russian market. On August 2, 1999 Oxir Internet Solutions, Inc.
became a distinct entity, wholly owned by the Company.

    Management of the Company is committed to pursue the original goal of Oxir-Private; introducing global investment opportunities with special emphasis on emerging markets. The Company offers a wide variety of financial services to its clients. The Company's emphasis is on asset management through direct and portfolio investment ranging from high technologies and telecommunications to construction and medical research. The Company is an active participant in a number of projects, supported by the Government of the Russian Federation and City of Moscow, including the construction of a high-rise elite apartment complex in Moscow. Currently the Company is also working on implementing its first Internet Shop and Web-Hosting Center in Russia. In addition to full-time financial management services, the Company helps to define clients' financial goals, tolerance for market fluctuations and investment objectives.

    Equity Market Investing and Asset Management

    The Company manages funds of private and corporate clients in the stock and money markets of the United States. The majority of the Company's clients are concentrated in Russia, however, the Company intends to ultimately expand its customer base. The Company is in the process of consolidating all of its resources, financial and otherwise, to serve both its clients and its shareholders.

    The Company offers a wide range of investment opportunities from conservative to highly aggressive investments in real estate, communications and high technologies.

    After the acquisitions of Oxir Financial Services Ltd. ("OFS") and Oxir Investment Ltd. ("OIL"), the Company is planning to expand its various trading activities in the American stock market. The Company is a client of a number of on-line brokers. Direct satellite lines to information centers permit the Company's fund managers to obtain stock market data online.

    The Company's investment goal is to achieve profits in a long-term perspective rather than in higher risk short-term speculations. The Company's portfolio holdings are primarily in stocks of American companies belonging to the high technology sector including the Internet, hardware and software products and telecommunications. The Company's traders practice the essential methods of technical and fundamental analysis as well as personal, original approaches to financial risk management. The Company's fund managers are very careful and consider several criteria in choosing the companies in which to invest, traditionally preferring those companies with a good trading history and reliable reputation. The Company usually avoids high-risk investments such as companies going public for the first time.

    Russian Real Estate Development Project

    The Company's real estate investment activities are conducted through Oxir Investment, Ltd. ("OIL"). Presently, the Company is a major investor in the construction of a luxury housing complex in Moscow, Russia. Leninski Prospect 116-1, the first elite high-rise building of the five-building complex, was recently completed and sold. Of the $2,030,023 invested in the project, the Company paid $920,000, OIL paid $463,994 and OFS paid $646,029. For this investment, the Company received unimproved space totaling 985 square meters (approximately 10,603 square feet) that is to be used for the Company's future business activities. Such activities will include establishment of a fitness center, health bar and a beauty salon. Leninski Prospect 128, the second project, also located in Moscow, is expected to be completed in the fourth quarter of 2000. The Company anticipates that its total investment in this project will be approximately $2,200,000. As of the date hereof, approximately twenty percent (20%) of the Leninski Prospect 128 has been pre-sold.

    The Moscow government has authorized "Kvartal 32-33" (Decision #393 from May 10, 1994; and #346 from April 16, 1996), a Russian construction company, to coordinate reconstruction of two housing blocks in Moscow consisting of 46.98 acres. The goal of this project is to provide modern housing, comparable to European standards, by building high-rise elite apartment complexes located at Leninski Prospect 116-1, Leninski Prospect 128-1, Udaltzova Street 5-1, and Udaltzova Street 27-1.



    The project is being financed by public investors instead of commercial banks in order to keep development costs down. The investment agreements allow "Kvartal 32-33" access to funds for construction regardless of future or prospective apartment sales. Major investors and participants in the project include "Kvartal 32-33", a public company and the project initiator and executor; the Company; Zarubezhtsvetmet, a Russian exporter of non-ferrous metal; DTD Trading House, a Nizhnevartovsk (Russia) oil company; and Kvazar, a publishing company.

    The first building of the apartment complex is located in the West part of Moscow on Leninski Prospect 116-1. The nearest metro station, "Vernadski Prospect," is 10 minutes away and it takes only 15 minutes to get to the center of the city by car or by metro. This part of Moscow has a well-developed infrastructure of stores, schools, hospitals, supermarkets, movie theaters and other consumer services essential for quality living. Moscow State University and the Institute of External Economic Affairs are located in this area.

    Main communications are located only 50 to 60 meters away from the buildings. This factor allowed "Kvartal 32-33" to save significantly on telecommunication tie-ins. "Kvartal 32-33" enjoys substantial benefits as an active participant of various social programs which enables "Kvartal 32-33" to sell units at more attractive prices. The apartment complex is multi-storied consisting of 28 floors and 125 apartments in each building. The goal of the developers is to provide comfort, safety and a high level of services to tenants at a reasonable expense.

    Another advantage of this project is the fact that there are no carrying walls inside the building. This will allow floor plans of any apartment in any stage of construction to be altered, thus providing the flexibility necessary to cater to each tenant's individual needs and desires.

    The Leninski 116-1 and 128-1 apartment complexes are designed and built to appeal to the most demanding tastes. The first floor of the building will accommodate a fitness center, fitness bar, sauna, liquor bar, restaurant, catering services, maid services, and other tenants' services. Concierge services will be available to guests of the tenants. The complex will be monitored 24 hours a day by a security crew and entrance to the building will be limited to those having a coded magnetic card.

    The Company, OIL and OFS, have invested $2,030,023 into development and construction of the Leninski 116-1 high-rise apartment buildings. From its return on investment, the Company was able to purchase the Fitness and Entertainment Center in Leninski 116-1 building. The Company estimates that the total investment in the center will be approximately $600,000. The Fitness and Entertainment Center will include a workout area, fitness bar, sauna, Jacuzzi, massage parlor, tanning salon, beauty salon, billiard room, restaurant and a liquor bar. The floor space is 7,432 square feet. The center is designed to host up to 300 people. Presently, the project is in the initial construction stage with an anticipated completion date of December 1999.

    Moscow real estate is relatively expensive taking into account that the average yearly income for a Moscow citizen is approximately $4,000 per year. A typical 465 square foot apartment in a block building in the Moscow suburbs will sell for $35,000 to $40,000. This results from overall high costs of living and the necessity to control the migration. However, the current rates still provides housing upgrade possibilities for Moscow residents and people from other parts of Russia.

    Management of the Company is not targeting the regular housing market in Moscow. The Company is involved in the construction of upscale property which management believes will be more lucrative than regular apartment complexes. This is primarily due to the fact that the wealthiest segment of the Russian population is concentrated in Moscow, and the number of deluxe properties available on the market is still far from satisfying the demand.

    There are relatively few private houses within the Moscow city limits. Approximately 95% of Moscow's population lives in apartments with summerhouses in the outskirts of Moscow. However, the Company is not targeting the majority of the population, rather it designs its projects to appeal to wealthier people that normally might have preferred a house to an apartment. Management believes that an upscale apartment may offer certain benefits over an upscale house or estate in the heart of Moscow. First, there are tremendous costs involved in the renovation of older structures and installation of new communications. Also, there are serious security issues that may be averted by an apartment with a modern security system.

    Most construction companies working in the Russian market of elite housing were forced to reduce their prices in the fourth quarter of 1998. This was due to a general economic crisis and a subsequent short period decrease in demand. The drop in prices varied from minor, 5% to 10%, to significant, 35% to 50%. Presently, the demand for elite apartments has stabilized again. Prices of elite housing are stable and continue to grow in some cases. Management anticipate that the average price per square meter of the elite apartments similar to the ones built by "Kvartal 32-33" will stabilize in the range between $1,300 and $1,800.

Internet Solutions

    On August 2, 1999, the Company established Internet Solutions, Inc. as a Nevada corporation. Oxir Internet Solutions, Inc. is a 100% owned subsidiary of the Company. The Company through this subsidiary, is operating two separate Internet profit centers; on-line sales and Internet services. On-line sales will ultimately consist of audio and video products, books, periodicals, travel services and electronics. Internet services consist of research and consulting, web design, set-up and support of on-line payment systems, web-hosting, web-site advertising and promotion, and Internet and data security including consulting, designing, development, sales and installation of security software and systems.

    Online Sales

    The online sales system designed by the Company presents a universal structure, permitting the Company to sell literally any type of product via the Internet. The Company's site (Internet address http://www.oxiris.com.) currently offers books, newspapers, magazines, and audio-video products to the Russian speaking consumer. The audio-video product store was launched in August 1999 and is undergoing its final testing stage. The Company anticipates that in the future it will also offer sporting goods, health care products and travel services.

    The Company is planning to support its product sales by seeking agreements with leading publishing houses and commercial postal agencies. To date, the Company has agreements with "MK-Periodika" (paper version periodical), "Russian Football (publishing house)", "Novaja Gazeta" (publishing house), Nezavisimaja Gazeta Editorial" (an independent newspaper), Moskovskije Novostti" (Moscow News), "Varus-Video" and "Viking Video". When fully operational, the Company anticipates on-line sales of travel services including train and airplane tickets, electronics as well as other affordable goods, which can be delivered by courier or by mail. Management estimates that there are approximately 1,300,000 Internet users in Russia, of which approximately 700,000 are in the Moscow or Saint Petersburg area.

    The Russian-based market is not the Company's only target. Management believes that it may receive a favorable response from the Russian Diaspora residing in the United States, Israel, Canada, and Australia. These countries present great distribution possibilities because they provide the combination of an advanced credit card system and mass use of the Internet.

    Payment for goods and services is supported by an American clearance system, CyberCash, allowing customers to make payments with one of several major credit cards. Credit confirmation or declination of a transaction is received within 40 seconds, which expedites the delivery process. The per transaction cost to the Company is in the range of $0.50 to 2.5% per transaction. The first on-line store using this system opened May 18, 1999 and its Internet address is http://www.oxiris.com.

    Because not all Russian residents own credit cards, the Company will also accept ruble payments. In this case, the customer will make a purchase, select the payment method, print out a payment order, and make a deposit to the Company's account at Sberbank, the Russian Savings Bank with branch offices throughout
Russia. The order will be shipped as soon as the money is transferred.

    Typically, the Company will buy products directly from the supplier which eliminates the necessity for warehouse facilities and other related expenses. Suppliers regularly update the database information for products offered on the Company's site. This updated information is edited and verified by the Company and then published on the site, together with additional comments in the form of reviews and recommendations. Orders are automatically forwarded to the delivery department. The Company courier service delivers the merchandise from the suppliers' warehouses to the interim warehouse, where the orders are packaged and distributed to the customers, typically by courier.

    For delivery to Moscow and Saint Petersburg, a courier service will be used. Certified state mail and EMS (commercial postal agency) will be used to make deliveries in other regions of Russia. Shipments abroad will initially be handled by couriers such as DHL and UPS. At some point, to reduce shipment costs, the Company intends to open local warehouses in the United States, Canada, Israel, and Australia to facilitate direct shipments.

    For those Russian customers who do not have a credit card, but are willing to obtain one, the Company will be offering a special program called "Buying on the Internet." Anyone interested in this program will be able to fill out the necessary forms on the Web Site and then stop at the Company's office to pick up the debit card and make the initial payment. The necessary agreements with the Rietumu Bank (Riga, Latvia) have been signed. This program will be targeted at young middle class citizens of Moscow and Saint Petersburg and will allow the Company to expand its customer base.

    The Internet "Press Shop" went into operation on May 18, 1999. Subscriptions to any publication are available on-line presenting an alternative to regular post office handled subscriptions. Customers are able to subscribe to an electronic version of the periodical (PDF) at a price compatible to the paper editions. Publishing companies receive a percentage of these sales. The electronic edition is available on the web site 18 to 22 hours prior to the availability of the printed paper version. The Company intends to use a wide information base with user-friendly access to the texts of all editions to ease the process of press monitoring. To help customers make choices and save time, the web site also contains daily reviews of interesting articles and publications. The on-line shop will primarily sell Russian CDs, Audiocassettes, Videotapes and books. Direct contact with major Russian publishers and recording companies allows the Company to offer a wide variety of products to the consumer. Presently the Company has agreements with "MK-Periodika" (paper version periodical), "Russian Football (publishing house)", "Novaja Gazeta" (publishing house), Nezavisimaja Gazeta Editorial" (an independent newspaper), Moskovskije Novostti" (Moscow News).

    According to preliminary research and meetings with manufacturers of audio and video merchandise, the Company expects to offer up to 50,000 movie titles. Approximately 20% to 30% will be Russian productions and the remainder will be licensed movies produced in the West. Approximately 80 to 100 new titles will be added monthly. The average price per video will be 60 to 70 rubles (approximately $2.40 to $2.80), depending on the film category. Comparatively, the average retail price for similar kinds of merchandise is 80-100 rubles (approximately $3.20 to 4.00).

    The Company intends to create an opportunity for a variety of Russian businesses to sell their goods and services over the Internet. Those businesses will be welcome to use the Company's payment system. However, to reduce the risk of loss due to charge backs and dishonest sellers, the Company would obtain advance payments, corresponding to two to three weeks of expected revenues to ensure that there are sufficient funds on hand to cover any charge backs and defalcation.

    Web-Hosting

    The Company has created infrastructure for a web-hosting center that offers several channels from different providers, reliable servers, and daily back-ups of the information. Traditional Russian Web-Hosting generally only provides space on the World Wide Web, e-mail routing, and the use of client CGL (computer graphics laboratory) programs. These services, like on-line shops, are primarily set-up for creating mailing lists and are made available at substantial costs to the retailer. This situation has created a need for more user-friendly and less costly services, especially in light of the fact that the customer base has expanded dramatically. Therefore, the Company's system is designed to allow the set-up and operation of web sites for clients. This "virtual machine" concept will enable clients to administer their site by means of a simple browser. Clients will be able to add and delete users, determine access privileges, create and delete e-mail addresses for their domain, form mailing lists, organize and operate Web conferences, review the statistical data on the site visitors in the form of easy reports. Clients will have the option to place their sites at virtual, dedicated or co-location servers. The Company will provide round the clock technical support, daily back-up of information reserve duplication, special security features, and 100 Mega Bit bandwidth to M9-IX, the main Russian Internet Traffic Exchange point.

    A minimal payment for the initial package is anticipated to be comparable to the current average market price. Presently, the average per month charge is from $25 to $30 for Web-Hosting. A separate package will include installation of the on-line shopping software with its subsequent link to the CyberCash payment system. The Web-Hosting System was launched in November 1999.

    The Company will be able to provide businesses interested in working on the Internet with specialists trained in consulting, marketing research, and computer design as well as support the sites and organize advertising and promotion campaigns.

    The Company is currently finalizing development of its web-hosting system that will enable the Company to maintain web-sites through the Internet. The Company has the capability to upgrade the system as the need arises, be independent of terms and conditions enforced by the licensed producers of the existing software, and sell the final product as shrink-wrapped software.

Marketing

    Today Internet Web shopping is a rapidly developing and growing media for product sales. In recent market research, International Data Corporation (IDC) reports that the amount of commerce conducted over the World Wide Web will top $ 1 trillion by 2003.

    It is anticipated that the increase in the number of people making purchases on the Web, the growth of the average transaction size and the adoption of the Web as a viable vehicle for business procurement, will contribute to this substantial growth. According to "CyberAtlas," 490 million people around the world will have Internet access by the year 2002. The top 15 countries will account for nearly 82% of these worldwide Internet users, including business, educational and home Internet users. The United States will have one-third of the total Internet users in 2002.

    According to "Emarketer," approximately one-third of all United States Internet users have purchased items on the Web and approximately two-thirds have shopped on the Web. This view is supported by the marketing research of Intermarket Group (IMG).

    Despite the fact that Russia was not included in the list of the top 15 Nations in Internet Usage of 1999, it is estimated that currently there are approximately 1.3 million Russians online, which is a 238% growth compared to 384,000 users in 1996. However, Internet development in Russia faces certain challenges including economic instability and the lack of developed financial institutions, which results in an insufficient credit card payment systems. As a result of these factors, the Russian population is yet to develop a strong purchasing power. Thus, the Company is oriented towards the Russian-speaking consumers residing in the United States, Canada, Israel and Australia.

    The Company employs a marketing strategy that involves extensive advertising in international and local publications such as "Global Review", "Expert", "Banks and Technologies" and "Moscow News." In Russia, several television programs in the series "Russian Businessmen" featured the activities of the Company and its Chief Executive Officer, Vassili Oxenuk. The Company has used, and will continue to use, advertising in various media.

    The Company has created an interactive web-site containing information about its major lines of business. The main web-site has links to the Company's current projects. Furthermore, the Company is an active participant in major Russian business forums and trade shows. Management believes that this exposure will create a positive image for the Company in its various business endeavors.

Competition

    The Company is likely to encounter competitors and potential competitors in developing its real estate properties and marketing its Internet related products. Many of the Company's competitors are larger, established companies with greater assets and financial reserves than the Company. The Company's future success will partly depend on its ability to compete with these businesses. Presently, there can be no assurance that the Company will be able to compete with these businesses.

    Because the Company operates primarily in emerging markets, particularly Russia, many of the local competitors do not demonstrate stronger financial reserves, greater assets or higher level of expertise. The Company also has advantages as a foreign resident entity including being subject to United States taxation instead of Russian, a developed business network, and certain forms of protection and guarantees from Russian and Moscow governments. However, an unstable Russian economy makes it difficult to predict the Company's success with complete certainty.

    Financial Services

    The principal competitors to the Company's financial services to Russian clients are Interstock (http://www.interstock.ru/), Global Market Online (http://www.activtrade.com), Nat Invest Securities (http://www.natinvest.com), Internet Trading Group (http://www.internettrading.ru) and Infoline
(http://svn.edunet.ru/Stocks/). Although the Company has a relatively short operating history, it believes it can compete in the financial services business because of experience and expertise of its personnel in dealing in the Russian economy. The Company has established a smaller initial minimum investments requirement and charges lower fees for its services.

    Real Estate

    The Company believes that the development of elite apartment complexes will appeal to the upscale consumer that will be able to afford higher priced dwellings. Further, the ability of the Company's projects to offer modernized facilities and infrastructure will enhance the marketability of the projects.

    The elite real estate market in Moscow may be subdivided into four basic categories. Category 1 consists of remodeled apartments in old "Stalin" municipal buildings that are typically three to eight storied brick buildings. Cost per square meter varies from $800 to $1,400. Demand for this property type is declining due to poor building structure and communications and from the lack of basic maintenance.

    Another popular trend common for this category is to remodel old (beginning of the century) buildings completely from the inside, leaving the facade untouched. This presents a number of difficulties for both, sellers and buyers. Current residents must be relocated by the developer, who should provide them with apartments in the suburbs of Moscow. Superlative construction know-how is required in order to keep the facade in its original state and completely remodel the inside of the building. Average price per square meter is $2,500. Because the developer is usually limited in his means to ensure safety, to establish corresponding infrastructure and to influence the overall appearance of the neighborhood, the demand for this type of property is not high.

    Category 2 consists of elite housing construction which is currently extensive in the center of Moscow. Generally, the houses are seven to eight stories high, including one to two service floors, and provide underground parking garages. The cost per square meter varies from $1,800 to $4,000. Additional costs of parking space are $25,000 to $40,000. Management believes that this real estate sector has indicated much higher supply than demand.

    Category 3 consists of properties located in the outskirts of Moscow and are mostly represented by five to sixteen storied brick and block buildings. Most of these properties and related structures were formerly built for the Russian government bureaucracy. Prices are determined by a number of factors including location, building technology, ambient factors and availability of additional services. Prices vary from $1,200 to $2,500 per square meter.



    Developers of category 4 housing, and to an extent category 3, present direct competition to "Kvartal 32-33." These properties offer brand new multi-storied buildings using monolith or mixed construction technology. Management believes that the Company can compete with the developers of category 3 and 4 because of its location, advanced building technology, competitive prices, implementation of a mortgage system modified for Russian conditions, and overall prestige of the project. Management does not believe categories 1 and 2 present significant competition to the Company's real estate development.

    Those companies presenting direct competition for the developer "Kvartal 32-33" include "New Olympic Village" residential complex, "Donstroi Company" residential complex, Kuntsevo" residential complex, "Sunshine Coast" residential complex, "Golden Keys" residential complex and "Krylatskie Hills" residential complex. However, the Company believes that the "Kvartal 32-33" housing has advantages over these competitors, namely a better location, no charge for parking and superior amenities and personal services.

    Internet

    Those entities in direct competition with the Company's e-commerce business in Russia are Ozon (http://www.o3.ru/), Mistral (http://www.russianstory.ru), Books of Russia (http://www.books.ru), Books of Russia (http://www.books.ru) and Y Sitina (http://www.kvest.com). All of these companies offer products similar to those offered by the Company and some have a history of up to three years. This is a disadvantage to the Company because it has not had sufficient time to establish its brand name. However, by investigating the history of these competitors, the Company has learned from their experiences and been able to avoid some of the pitfalls typically experienced by start-ups.

    The Company believes that it can compete with existing entities in the field of "e-commerce" (Internet) primarily due to the Company's use of its advanced payment system. None of the existing local competitors in Russia can establish a merchant account, enabling the merchant to process the credit card payment in real time. The Company, being an American entity, was able to establish such an account. As a result, the authorization time using the Company's system is 40 seconds versus the typical two days necessary for competitors to process their credit card information.

    The Company also plans to employ payment methods that are traditional for Russia, from cash on delivery to wire transfers. Most competitors target the exclusive affluent population segment and therefore are not willing to use customary payment methods.
The Company believes that it can expand its market share by attracting a more typical consumer. The Company also intends to introduce a special buyers' program, "Buying on the Internet."
This program will allow customers that do not have a regular credit card to obtain a secured credit card from the Company and enjoy the benefits of Internet shopping on the Company's site.

    The Company also believes it can compete successfully by offering a wide variety of products and services. Existing competitors' sites are typically specialized, with a limited selection of products and services. The Company has entered into agreements with producers of audio-video-CD products and publishing houses. As the Company's business develops, it intends to expand its range of goods and services by offering traveling services, health and beauty care products and other consumer goods.

Patents, Trademarks and Licensing Agreements

    The Company has filed a trademark for its logo in the Russian
Federation. Currently, the Company has no patent or licensing agreements.

Research and Development

    Because of the nature of its business, the Company has not allocated funds for conducting research and development activities to develop new products or technology. Currently, management does not anticipate that funds will be allocated for research in the immediate future. If in the future the Company acquires or becomes associated with a business or entity that requires research and development of products, the Company will allocate such funds as may be necessary for research activities. As of the date hereof, the Company does not contemplate such activities in the immediate future.

Employees

    As of the date hereof, the Company has a total of sixty eight employees. The Company's Las Vegas office employs four full-time employees consisting of one executive officer and three office staff personnel. In addition to its full-time employees, the Company may use the services of certain consultants on a contract basis. In January 1999, the Company retained Howard Bronson and Associates ("Bronson") in New York City, a public relations consultant, at the rate of $5,000 per month. This arrangement expired in September 1999 and the Company is presently negotiating with Bronson for a possible extension or new agreement. On September 15, 1999, the Company entered into an agreement with First Liberty Investments, Inc. ("First Liberty") whereby First Liberty is to provide consulting and investment banking services to the Company. This agreement, which will expire in December 1999, is for three consecutive months at the rate of $2,000 per month and a total of 60,000 shares of the Company's stock.

    The Company's Moscow, Russia representative office, which was acquired from OFS and OIL, presently employs sixty full-time employees, consisting of three executive officers, nine traders and financial analysts, thirty four members of the computer programming and technical support department, four accountants, one office manager, four administrative assistants, two drivers, one cook and two housekeepers.

    The Company's Sochi, Russia representative office presently employs four full-time employees, consisting of the head of the representative office, one trader, one accountant, and one administrative assistant.

    Because the Company acts as an investor rather than a developer of it construction projects in Russia, it is not necessary for the Company to maintain a staff for these projects.
All construction and affiliated jobs are carried out by the developer, "Kvartal 32-33." The projects are overseen by management.

    Management intends to hire additional qualified employees only as business conditions warrant and as funds are available. In such cases, compensation to management will be consistent with prevailing wages for the services rendered. The Company does not anticipate in the immediate future to offer any employee a bonus, profit sharing or deferred compensation plan. The Company has entered into two employment contracts, one with President and C.E.O., Vassili Oxenuk, and the second with Secretary/Director, Kirill Mendelson.

    Pursuant to the terms of Mr. Oxenuk's agreement, the Company is to pay his monthly personal expenses, which are not to exceed $180,000 per year. Payment is made through Mr. Oxenuk's Citibank Visa and Citibank MasterCard accounts. At the end of each year, the Company will issue to Mr. Oxenuk a Form 1099 reporting, for tax purposes, the total amount paid to him during the year, with the exception of reimbursable business expenses. As part of Mr. Oxenuk's compensation, the Company provides housing for Mr. Oxenuk and his family and pays all expenses related to the property. This amounts to approximately $3,000 per month.

    Pursuant to the terms of Mr. Mendelson's agreement, he is to receive an annual salary of $60,000. In addition, Mr. Mendelson is to receive a bonus in the amount of 270,000 shares of the Company's common stock.

Facilities

    The Company's principal place of business and corporate offices are located at 3980 Howard Hughes Parkway Suite 340 Las Vegas, Nevada 89109. The facilities consist of approximately 1500 square feet of office space and is leased for a term of five years at the rate of $3,974 per month. The Company believes that its current principal offices are adequate for the immediate future.

    The Company uses as its Moscow representative office the facilities acquired from OFS and OIL located at Nauchny Proezd 12 Office #28, Moscow, Russia 117802. The facilities consist of approximately 6,173 square feet and are leased for a term of one year. The lease includes an automatic renewal of the lease term unless the Company otherwise notifies the lessor. The facilities are leased at the rate of $12,190.00 per month.

    The Company's Sochi representative office is located at Gagarina Street 5 Sochi Russia 354065. The facilities consist of approximately 1,076 square feet and are leased for a term of one year. The lease includes an automatic renewal of the lease term unless the Company otherwise notifies the lessor. The facilities are leased at the rate of $1,627.00 per month.

Item 2.  Description of Property

    The information required by this Item is contained in Item 1 above, under the heading "Facilities."

Item 3.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending June 30, 1999.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Presently there is no public trading market for the Company common stock. The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company intends to submit its application to the OTC Bulletin Board, the Company does not anticipate its shares to be traded in the public market until its registration statement on Form 10-SB becomes effective. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because to date there has been no meaningful trading market for the Company's Common Stock, historical price information is being omitted.

    In the event a public market for the Company's shares does develop, the ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.




    As of November 2, 1999, 1999 there were 185 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

    As of November 2, 1999, the Company has issued and outstanding 21,182,200 shares of common stock. Of this total, 19,758,919 shares were deemed "restricted securities" as defined by the Act and certificates representing such shares bear an appropriate restrictive legend.

    Of the Company's total outstanding shares, 1,350,681 shares may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. None of these shares have been identified as being held by affiliates.

    Of the total restricted shares outstanding, approximately 12,149,319 became eligible to be sold pursuant to Rule 144 on September 2, 1999, subject to the volume and other limitations set forth under Rule 144. The balance of the restricted shares become eligible to be sold under Rule 144 at follows: 2,317,600 shares on January 5, 2000; 2,000 shares on February 27, 1999; 1,000 shares on April 29, 2000; 270,000 shares on March 1, 2000, and 5,600,000 on June 29, 2000.

    In general, under Rule 144 as currently in effect, a person
(or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.









Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

    Although the Company has been in existence since 1923, it was inactive with no business operations for several years until approximately November 1998. Oxir-Private was created on May 19, 1998 and had only minimal operations prior to merging with and into the Company. Financial information presented herein is that for Oxir-Private and the Company from May 19, 1998 through June 30, 1999. The Company has elected a fiscal year ending June 30.

Results of Operations

    For the fiscal year ended June 30, 1999 and the period commencing on May 19, 1998 and ended June 30, 1999, the Company had no revenue from sales. During this period, the Company's primary business activity has been managing funds for private and corporate clients in stock and money markets and engaging in various trading activities for Company accounts in the United States markets. For the period ended June 30, 1999, trading activities resulted in the Company realizing a $1,694,087 gain on the sale of marketable securities and a net unrealized gain on marketable securities of $1,725,464. During this period, the Company had general and administrative expenses of $474,583, consisting primarily of $135,657 in operating expenses for the Las Vegas facilities, $88,723 in professional services, $98,055 in salaries, $37,503 in housing expenses, $35,266 in travel expenses, $19,810 in utilities, $15,800 in public relations expenses and $9,575 in Medical expenses. Also, the Company had an interest expense of $84,900.

    Income before taxes for the fiscal year ended June 30 1999 was $2,785,873, primarily generated by the Company's trading activities. The Company's tax liability as of June 30, 1999 was $948,894, consisting of $398,760 in current income taxes due and $550,134 in deferred income taxes. Deferred income taxes are based upon unrealized gains due to market appreciation of the Company's marketable securities. For the fiscal year ended June 30, 1999, net income was $1,836,979, or $.11 per share.

Liquidity and Capital Resources

    The Company has satisfied its initial working capital needs from the sale for cash of its common stock and from income generated by the Company's trading activities. Working capital at June 30, 1999 was $505,938, consisting primarily of investments in trading securities of $4,672,246. This was primarily offset by the debt on the Company's margin accounts of $1,981,464, provision for taxes and deferred tax liability of $948,894, client funds payable of $1,252,131, representing funds invested with the Company in a trading account managed by the Company. Net cash provided by operating activities for the fiscal year ended June 30, 1999 was $2,838,112, primarily attributed to the $1,836,979 net income and $948,894 increase in provision for income taxes.

    During the fiscal year ended June 30, 1999, the Company's net cash used by investing activities was $1,548,483, attributed to the $1,977,764 increase in trading securities and $844,044 for the design and construction of office facilities and the purchase of office equipment, and partially offset by the $1,273,325 increase in margin account balance. During this same period, the Company's net cash used by financing activities was $1,237,002, primarily attributed the $2,337,867 advance to Oxir Investments Ltd., which funds were used for investing in the condominium development in Moscow, Russia. Also, the Company expended $250,000 related to the acquisition of the controlling block of the Company's shares by the Company's President. During this period, the Company realized $1,103,000 from the issuance of common stock for cash.

    The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from trading activities in its marketable securities. The Company believes that it has adequate cash reserves to meet any routine contingency during the next twelve months. Management anticipates that the Company will be able to fund internally any future project or acquisition during the next twelve months. The Company does not foresee a need for additional financing unless internal funding is not adequate for a particular project or acquisition.

    As of June 30, 1999, the Company had total assets of $8.765,153 and total stockholders' equity of $4,335,748.
Further, the Company had $52,627 in cash and cash equivalents and $4,672,246 in investments in trading securities.

    In the event outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placement of its securities and/or a public offering. If the Company experiences a substantial delay in developing its projects and is unable to secure financing from the sale of its securities or from private lenders, the continuation of the Company as a going concern would be seriously jeopardized. Management believes that it will have, or will be able to raise sufficient funding to complete each project it has commenced. However, additional funding may be required for growth and the financing of future larger projects.

Plan of Operation

    During the next twelve months, the Company will continue to seek new investment opportunities and continue to develop its existing projects. The real estate project at Leninski prospect 116 has been broken up into smaller sub-projects, including a fitness center, restaurant/health bar and a beauty salon located in the building. All of the sub-projects have equal priority and the Company is fully responsible for all sub-projects. All of the projects are in effect, except for the beauty and fitness center, which will remain under construction until approximately December 1999 and is expected to be fully operational by mid 2000. The approximate cost of the projects is $600,000 and management anticipates a return of approximately 40% per year. Construction is expected to commence in July of this year, with an anticipated completion date of December 1999.

    It is anticipated that the Leninski Prospect 128, the Company's second real estate project, will be completed in the fourth quarter of 2000. The Company anticipates that its total investment in this project will be approximately $2,200,000, which the Company believes can be provided for internally. As of the date hereof, approximately twenty percent (20%) of the Leninski Prospect 128 has been pre-sold.

    In June 1999, Oxir Internet Solutions finalized its programming and database preparation for the launching of books, audio, video and CD's sales. The virtual reality store should be fully operational by January 2000. By February 2000 the Company intends to add a health and drug store. By June 2000 the Company anticipates opening a sporting goods and team sports store. In the next 12 months the Company is also planning to put a server and all necessary equipment in Las Vegas, Nevada to provide Web-hosting and Web-design services to the general public. In addition, the Company is planning to lease its web page both in Russia and the United States for both American and Russian firms to sell and promote their products.

    Management anticipates that due to the Company becoming a publicly traded entity, its reputation will be enhanced in the Eastern European market. Management believes that this public exposure will increase the amount of funds that are transferred by its clients to the Company's account for the purpose of asset management.

    The Company does not anticipate making any significant capital expenditure on its present office facilities or equipment. There are no current plans for the Company to become engaged in manufacturing of any products. Management does not anticipate hiring additional employees until warranted by business conditions and availability of funds.

    The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from trading activities in its marketable securities and possibly by interim financing to provide working capital if necessary. The Company is also contemplating making a public offering of its securities to fund future projects. Management has not entered into any new arrangements or definitive agreements for a private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience losses which could curtail the Company's current operations and future projects. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation did not have a material effect on the financial statements.

    The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of these statements had no material effect on the Company's financial statements.

    The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Adoption of this statement did not have a material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    The Company has completed its assessment of the Year 2000 issue, including both technology and non-technology systems, and believes that any costs of addressing the issue will not have a material adverse impact on its financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. Prior to purchasing its technology systems, the Company received confirmation form its vendors that the systems are year 2000
compliant.   Currently, the Company's technology system is equipped
with an ASUS P2B-F motherboard and SuperMicro P6DGE motherboard with the latest BIOS versions. The Company's servers are functioning under LinuxREdHat 5.2 operational system and its www servers use the Apache / 1.3.6 Unix mod. The Company's principal officers use Windows 2000 and Windows NT4 SP5. The Company does not have any significant non-information technology or systems.

    The Company has not incurred any material costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan to be developed, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved. Although the Company has not fully developed a contingency plan, it anticipates having a full plan in place by January 2000.

    The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues, although the Company has not contacted these parties directly. These third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

    The Company is cognizant that Year 2000 compliance problems could undermine the general infrastructure necessary to support its operations. The Company depends on third party Internet Service Providers, or ISPs, or hosting centers to provide connections to the Internet. Any interruption of service from ISPs or hosting centers to provide connections could result in a temporary interruption of the operation of the Company's web site. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effect year 2000 compliance problems will have on the integrity and stability of the Internet.

    Should the Company identify any problem with respect to its year 2000 readiness, it will seek to develop a remedy, test the proposed remedy and prepare a contingency plan, if necessary. We do not have any material contracts with external contractors to assist us in completing our year 2000 compliance effort. In addition, no employees have been hired or reassigned to complete our year 2000 compliance.

Risk Factors and Cautionary Statements

    This Report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's varied projects, the volatility of the financial markets in which the Company invests, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.






Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended June 30, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission.




                INDEPENDENT AUDITORS' REPORT


      To the Board of Directors
      OXIR Investments, Inc. and Subsidiaries
      (A Development Stage Company)
      Las Vegas, Nevada


      We have audited the accompanying consolidated balance sheet of OXIR Investments, Inc. and Subsidiaries (a development stage company) as of June 30, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended June 30, 1999 and from inception on May 19, 1998 through June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of OXIR Investments, Inc. and Subsidiaries (a development stage company) as of June 30, 1999 and the results of its operations and its cash flows for the year ended June 30, 1999 and from inception on May 19, 1998 through June 30, 1999 and 1998, in conformity with generally accepted accounting principles.




      Jones, Jensen & Company
      Salt Lake City, Utah
      September 29, 1999



            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   Consolidated Balance Sheet


                             ASSETS

                                                                June 30,
                                                                   1999

CURRENT ASSETS

 Cash and cash equivalents                           $             52,627
 Investment in trading securities (Note 3)                      4,672,246
 Prepaid expenses                                                   3,978

  Total Current Assets                                          4,728,851

PROPERTY AND EQUIPMENT (Note 4)                                 4,013,222

OTHER ASSETS

 Related party receivable                                           8,080
 Deposits                                                          15,000

  Total Other Assets                                               23,080

  TOTAL ASSETS                                       $          8,765,153



            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   Consolidated Balance Sheet


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,
                                                                   1999

CURRENT LIABILITIES

 Accounts payable                                    $             39,121
 Margin account (Note 6)                                        1,981,464
 Client funds payable (Note 9)                                  1,252,131
 Provision for income taxes (Note 7)                              398,760
 Deferred tax liability (Note 7)                                  550,134
 Current portion - mortgage payable (Note 8)                        1,303

  Total Current Liabilities                                     4,222,913

LONG-TERM LIABILITY

 Mortgage payable (Note 8)                                        206,492

  Total Long-Term Liability                                       206,492

  Total Liabilities                                             4,429,405

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized of no
  par value, 21,090,600 shares issued and outstanding           2,498,769
 Retained earnings                                              1,836,979

  Total Stockholders' Equity                                    4,335,748

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $          8,765,153





            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                 Consolidated Income Statements

                                                                 From
                                                             Inception on
                                  For the                     May 19, 1998
                                Year Ended                      Through
                                  June 30,                      June 30,
                                    1999                    1998        1999

SALES                         $       -                  $    -       $   -

COST OF GOODS SOLD                    -                       -           -

GROSS MARGIN                          -                       -           -

COSTS AND EXPENSES

 Depreciation expense               40,175                    -         40,175
 Rent expense                       34,148                    -         34,148
 General and administrative        474,583                    -        474,583

  Total Costs and Expenses         548,906                    -        548,906

  Net Loss From Operations        (548,906)                   -       (548,906)

OTHER INCOME (EXPENSE)

 Interest expense                  (84,900)                   -        (84,900)
 Realized gain on sale of
  marketable securities          1,694,087                    -      1,694,087
 Net unrealized gain on
  marketable securities          1,725,464                    -      1,725,464
 Dividends                             128                    -            128

  Total Other Income (Expense)   3,334,779                    -      3,334,779

INCOME BEFORE TAXES              2,785,873                    -      2,785,873

INCOME TAX (Note 7)                948,894                    -        948,894

NET INCOME                    $  1,836,979             $      -    $ 1,836,979

BASIC INCOME PER SHARE        $       0.11             $      -

FULLY DILUTED INCOME
 PER SHARE                    $       0.11             $      -

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             16,648,300              13,500,000


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity


                                           Common Stock           Retained
                                       Shares        Amount       Earnings

Balance at inception                        -      $      -      $       -

Net income from inception on May 19,
 1998 through June 30, 1998                 -             -              -

Balance, June 30, 1998                      -             -              -

Shares issued to founders at
 predecessor cost of $0.00 per share  13,770,000          -              -

Shares issued for trading securities
 at $0.70 per share                    1,350,000       939,764           -

Common stock issued for cash at
 $1.00 per share                         600,000       600,000           -

Stock issuance costs                        -         (250,000)          -

Common stock issued for cash
 at $5.00 per share                      100,600       503,000           -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                      5,270,000       706,005           -

Net income for the year ended
 June 30, 1999                              -             -         1,836,979

Balance, June 30, 1999                21,090,600   $ 2,498,769    $ 1,836,979





            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows

                                                                From
                                                            Inception on
                                          For the           May 19, 1998
                                         Year Ended            Through
                                          June 30,             June 30,
                                            1999           1998         1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                            $  1,836,979    $     -      $ 1,836,979
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation expense                       40,175          -           40,175
 Changes in assets and liabilities:
  (Increase) in prepaid expenses             (3,978)         -           (3,978)
  (Increase) in related party receivables    (8,080)         -           (8,080)
  (Increase) in deposits                    (15,000)         -          (15,000)
  Increase in accounts payable               32,382          -           32,382
  Increase in accrued liabilities             6,740          -            6,740
  Increase in provision for income taxes    948,894          -          948,894

   Net Cash Provided by Operating
    Activities                             2,838,112         -        2,838,112

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) in trading securities         (1,977,764)        -       (1,977,764)
 Increase in margin account                1,273,325         -        1,273,325
 Purchase of property and equipment         (844,044)        -         (844,044)

   Net Cash Used by Investing Activities  (1,548,483)        -       (1,548,483)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                 208,000         -          208,000
 Payments on notes payable                      (205)        -             (205)
 Stock issuance costs                       (250,000)        -         (250,000)
 Common stock issued for cash              1,103,000         -        1,103,000
 Advances to related parties              (2,337,867)        -       (2,337,867)
 Cash from subsidiaries                       40,070         -           40,070

   Net Cash Used by Financing Activities  (1,237,002)        -       (1,237,002)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                  52,627         -           52,627

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      -            -             -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                               $    52,627    $    -     $     52,627

            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
       Consolidated Statements of Cash Flows (Continued)


                                                          From
                                                     Inception on
                                    For the          May 19, 1998
                                   Year Ended           Through
                                    June 30,            June 30,
                                      1999         1998         1999

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

 Interest                        $   78,160     $    -       $  78,160
 Income taxes                    $     -        $    -       $    -



            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

       Oxir Investments, Inc. a California corporation, was incorporated on November 2, 1923 as Monte Regio Corporation with the stated purpose to engage in the business of real estate development. The Company continued in that endeavor for several years then discontinued operations. On March 1, 1972, the Company changed its name to Precision Resources, Inc. The Company remained dormant with no business activity until September 1998. The Company changed its name to Oxenuk, Inc. after reinstating business operations on November 11, 1998, and again changed it name to OXIR Investments, Inc. on November 25, 1998.

       In 1998, Oxenuk, Inc. initiated negotiations to merge with Oxir Investments, Inc., a private California company incorporated on May 19, 1998 (Oxir). The merger was consummated on November 25, 1998, at which time Oxenuk, Inc. the surviving corporation adopted the name of Oxir Investments, Inc. Under the terms of the merger, Oxir was dissolved.

       Oxir was originally founded for the purpose of pursuing investment opportunities in real estate, technology and industrial businesses in the United States and internationally, particularly in Russia.

       On June 29, 1999, the Company executed an agreement to acquire, through a tax free exchange of shares, 100% of the issued and outstanding shares of OXIR Financial Services, Ltd. (OFS), a British Virgin Islands corporation, incorporated on March 30, 1995. OFS is actively involved in trading activities in the equity markets.

       On June 29, 1999, the Company executed an agreement to acquire, through a tax free exchange of shares, 100% of the issued and outstanding shares of OXIR Investment, Ltd.
       (OIL), a British Virgin Islands corporation, incorporated on May 5, 1997. OIL is involved in direct investment activities, such as real estate development projects in Russia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending June 30.

       b.  Basic Income Per Share

       The computation of basic income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.



            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Financial Instruments

       The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

       Cash and equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Investment securities: For trading securities, the carrying amounts approximate fair value, which is based on quoted market prices.

       d.  Income Taxes

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to unrealized gains on trading securities for financial and income tax reporting. The deferred tax liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the securities are sold.

       e.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       f.  Property and Equipment

       Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                     Description                    Useful Lives

            Buildings                                29.5 years
            Leasehold improvements                     10 years
            Furniture, fixtures and equipment           7 years
            Automobiles                                 5 years
            Computer equipment                          5 years


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g.  Deposits

       The Company has given a refundable deposit on its office lease. This deposit is in the form of a 5-year certificate of deposit bearing interest at 5.4%. The interest is for the benefit of the Company.

       h.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

       i.  Concentrations of Risk

       Trading Securities

       The Company purchases trading securities using a margin account. The securities purchased are subject to market swings and valuations.

       Foreign Operations

       The Company intends to conduct activities in Russia, a country, with a developing economy. Russia has experienced recently, or is experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in Russia. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climate in which the Company conducts business activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

       Margin Account

       The Company maintains a margin account which balance of $1,981,464 is 42% of the trading securities balance of $4,672,246. In the event of a market turndown, the value of the trading securities may not be sufficient to pay off the margin account.


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       j.  Change in Accounting Principle

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earning Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128, which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

       The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Implementation of SFAS No. 130 and 131 did not have a material effect on the Company's financial statements.




            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       j.  Change in Accounting Principle (Continued)

       In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no material impact on the Company's financial statement.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

       k.  Principles of Consolidation

       The consolidated financial statements include the accounts of OXIR Financial Services, Ltd., OXIR Investment, Ltd. and OXIR Investments, Inc. All significant intercompany accounts and transactions have been eliminated.

NOTE 3 - INVESTMENT IN TRADING SECURITIES

       The Company has a diverse portfolio of investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All securities owned are held for resale in anticipation of short-term fluctuations in market prices, and are therefore classified as trading securities. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.



            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 3 - INVESTMENT IN TRADING SECURITIES (Continued)

       A summary of investment earnings recognized as other income during the period from July 1, 1998 through June 30, 1999 is as follows:

       Trading Securities

            Realized gains (losses), net             $          1,694,087
            Unrealized gains (losses), net                      1,725,464

                                                     $          3,419,551

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 1999 consisted of the following:

       Construction in progress                      $          3,261,706
       Leasehold improvements                                      94,216
       Furniture and fixtures                                     230,680
       Automobiles                                                 35,240
       Equipment                                                  171,956
       House                                                      320,000

               Total                                            4,113,798

       Less accumulated depreciation                             (100,576)

       Property and Equipment - Net                  $          4,013,222

       Depreciation expense for the year ended June 30, 1999 was $40,175.

NOTE 5 - COMMITMENTS

       a.  Employment Agreement

       The Company has entered into an Employment Agreement with an officer which requires payment of an annual salary of $60,000 per year. The Company has also agreed to pay a death benefit to the officer's estate in the amount of $60,000 in the event of his death. If the contract is terminated, the Company has agreed to pay the officer $20,000.

       b.  Lease Agreement

       The Company has leased an office space under a 60-month operating lease. The Company has placed a $10,000 deposit in a Citibank CD which becomes refundable at the end of the lease term of 60 months. Accrued interest on the CD is for the benefit of the Company. The rents to be paid under the terms of the lease described above is summarized as follows:


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 5 - COMMITMENTS (Continued)

         During the Year
            Ended
           June 30,                                Amount

            2000                                $      45,589
            2001                                       45,589
            2002                                       45,589
            2003                                       45,589
            2004                                       20,892

                       Total due                 $    203,248

NOTE 6 - MARGIN ACCOUNT

       The Company buys and sells equity securities using a margin account. In the course of buying and selling the securities, the Company has incurred a liability to the brokerage firm. The balance of $1,981,464 carries an interest rate of 6.75% and is collateralized by the securities held in the account.

NOTE 7 - INCOME TAX MATTERS

       The net deferred tax liability consisted of the following components as of June 30, 1999:

                                                                  1999

       Deferred tax assets                                 $        -

       Deferred tax liabilities relating to:
          Net unrealized gains on trading securities             (550,134)

       Net deferred tax liability                          $     (550,134)

              The components giving rise to the net deferred tax liability described above have been included in the accompanying balance sheet as of June 30, 1999 as follows:

                                                                  1999

       Current assets                                      $         -
       Current liabilities                                       (550,134)

                                                           $     (550,134)

       Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 7 - INCOME TAX MATTERS (Continued)

       The provision for income taxes from inception on May 19,
       1998 through June 30, 1999 consisted of the following:
                                                              1999

       Current income taxes                          $       398,760
       Deferred income taxes                                 550,134

       Income tax expense                            $       948,894

NOTE 8 - MORTGAGE PAYABLE

        The Company had the following long-term debt at June 30, 1999:

        Mortgage payable to Greenpoint Mortgage, bearing interest
         at 9.50%, requiring monthly payments of $1,749, due
         April 2029, secured by a house.             $       207,795

        Less current portion                                  (1,303)

                 Long-Term Debt                      $       206,492

        Future maturities of long-term debt are as follows:

                    2000                             $         1,303
                    2001                                       1,432
                    2002                                       1,575
                    2003                                       1,731
                    2004                                       1,903
                    Thereafter                               199,851

                                                     $       207,795

NOTE 9 - CLIENT FUNDS PAYABLE

        Certain parties related to shareholders of the Company have invested funds with the Company in a trading account. The value of the funds due back these parties is $1,252,131. Funds are invested per agreement whereby the investor agrees to pay a commission to the Company according to the performance level of the investments. Invested funds are held for an indefinite period according to the terms of the individual contracts. These funds are unsecured and hold no guarantee either expressed or implied by the Company.




            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Proforma Income Statement
                         June 30, 1999
                          (Unaudited)

NOTE 10 - CONSOLIDATED PROFORMA INCOME STATEMENT

   On June 29, 1999, the Company closed on an acquisition agreement which provided for the acquisition of 100% of the outstanding capital stock of OXIR Investments Limited
   (OIL) and OXIR Financial Services Limited (OFS), both British Virgin Islands companies and related to the Company through common ownership. Pursuant to this agreement, the Company issued 5,000,000 shares of its authorized but previously unissued common stock to the related party. All said shares issued are deemed "restricted securities" as defined by Rule 144 of the Securities Act of 1933 as amended and are exempt from registration. The following is an unaudited proforma consolidated income statement, an audited consolidated balance sheet has been included in the main body of the financial statements.

                                                          Proforma
                             OXIR        OXIR      OXIR  Adjustments
                         Investments Investments Financial Increase   Proforma
                             Inc.         Ltd   Services, (Decrease)Consolidated
                                                   Ltd
SALES                      $    -     $   -      $    -     $   -     $    -

COSTS OF GOODS SOLD             -         -           -         -          -

GROSS MARGIN                    -         -           -         -          -

COSTS AND EXPENSES

  Depreciation expense        40,175    23,782      27,695      -        91,652
  Rent expense                34,148    12,000      12,000      -        58,148
  General and administrative 474,583    24,837     115,056      -       614,476

    Total Costs and Expenses 548,906    60,619     154,751      -       764,276

    Net Loss From Operations(548,906)  (60,619)   (154,751)     -      (764,276)

OTHER INCOME (EXPENSE)

  Interest expense           (84,900)  (45,212)       -         -      (130,112)
  Commissions                   -       41,638      41,638      -        83,276
  Realized gain on sale of
   marketable securities   1,694,087   259,173        -         -     1,953,260
  Net unrealized gain on
   marketable securities   1,725,464   428,416        -         -     2,153,880
  Dividends                      128     2,132        -         -         2,260

    Total Other Income
     (Expense)             3,334,779   686,147      41,638      -     4,062,564

INCOME (LOSS) BEFORE TAXES 2,785,873   625,528    (113,113)     -     3,298,288

INCOME TAX                   948,894      -           -         -       948,894

NET INCOME (LOSS)         $1,836,979  $625,528   $(113,113) $   -   $ 2,349,394

            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 11 - SUBSEQUENT EVENTS

        Purchase of Shares in Russian Bank

        On August 11, 1999, the Company purchased 5% of the shares of stock of EURPZAPSIBBANK, Ltd., a commerce bank in the Russian Federation for $300,000. The investment will be accounted for at the lower of cost or market.

        Formation of OIS

        On August 2, 1999, the Company incorporated OXIR Internet Solutions, Inc. (OIS) which was previously an internal project of the Company. OIS was formed primarily for the purpose of engaging in the marketing and sale of products and services over the internet or some other medium. Upon incorporation, the Company owned 100% of the issued and outstanding shares of OIS.




Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    This Item is not Applicable.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act

    The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:


           Name                    Age         Position
    Vassili I Oxenuk               35   President, CEO, Chairman
                                          and Director
    Michael Smirnov                32   Vice President, CFO and
                                          Director
    Alexander Sarkisian, Ph.D.     51   Vice President
    Kirill M. Mendelson            28   Secretary, Treasurer and
                                          Director
    Inna Batrakova                 24   Vice President of
                                          Communications and Director

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under California law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

     None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The business experience of each of the persons listed above during the past five years is as follows:



Vassili I. Oxenuk, President, CEO, Chairman

     Mr. Oxenuk is a graduate of the Moscow State University Mathematics Boarding School for Gifted Children and the Mojaysky Military Academy, from which he graduated with a Masters Degree in informational systems and mathematical support. His career experiences include Analytical Researcher for the Russian Central Military Intelligence Agency. Mr. Oxenuk started his entrepreneurial activities in 1990 by establishing a lumber export company, "UNYS". In 1991 he broadened his export-import activity to include audio-video products by establishing OxMoSe Company in Leipzig, Germany. The company created a joint venture in Russia for retail sales of consumer electronics, operations of nightclubs, restaurants, discos as well as production lines for milk and soft
drink bottling.    In  1995, the company decided to sell its
businesses and used the proceeds of the sale to start a financial services company. This company was registered as OXIR Financial Services Ltd. in British Virgin Islands, and made investments in the equities markets. In May of 1998 Mr. Oxenuk incorporated a new company, OXIR Investments Inc., in the state of California that was later merged with the Company. Mr. Oxenuk is currently pursuing his Doctoral Degree in Business Administration at Kennedy-Western University, a non accredited institution.

Michael Smirnov, Vice President, CFO, Director

     Mr. Smirnov graduated from Mojaysky Military Academy in 1989 with a Masters Degree in information systems mathematical support and was the 1986 winner of the Student Olympiad. His experience includes Analytical Researcher for Russian Central Military Intelligence from 1989 to 1995 as well as investment and trading experience in world equity markets. In 1995 he accepted a position as Financial Analyst Manager for OxMoSe. At the end of 1995, OxMoSe was dissolved and Mr. Smirnov transferred to an identical position with OXIR Financial Services Ltd. Since the inception of OXIR Investments Inc. he has been a Director, CFO, Vice President, and a leading trader for OXIR Investments, Inc.
Mr. Smirnov has significant work experience in world stock exchanges and is certified as a trader of the highest category by the Russian Stock exchange. Presently, Mr. Smirnov is pursuing his Doctoral Degree in Business Administration at Kennedy-Western University, a non accredited institution.

Alexander Sarkisian, Ph.D., Vice President.

     Dr. Sarkisian, has a Ph.D. in economics and graduated from Moscow State Aviation Institute (Technical University), at which he is presently a professor of international business. From 1986 through 1991, Dr. Sarkisian was Vice President of economic affairs at the state scientific production amalgamation Phazotron. Dr. Sarkisian was Vice President of the International Association "International Dialog from 1992 to 1994 and served as Chairman of the Board of the Regionsotsbank, engaged in the collecting and processing communal fees in Moscow, Russia from 1995 to 1998. In addition to the above Dr. Sarkisian presently serves as the Chairman of the Board of the following companies: Stenholm Invest ApS, Denmark, a Danish investment company (Chairman since 1997); Imkor (Chairman since 1994); ASPEKT Ltd (Chairman since 1991). Furthermore, Dr. Sarkisian conducts lectures at the Moscow State Aviation Institute (Technical University), Military Production Academy, and at the Courses of Crisis Management on the subject of International Investment, Decision Making Theory and Management.

Kirill Mendelson, Secretary, Treasurer, Director

     Mr. Mendelson attended the Moscow Medical Academy in Russia from 1988 to 1991 and was a Member of the Honor Student Roll in 1989 and 1990. He received his BS with a minor in business from the University of Las Vegas, NV in 1995 where he was on the Dean's Honor List. From June 1991 to March 1998, he was Vice President of Marketing for Europe and Russia and Executive Director for US Direct Inc., a Las Vegas, Nevada company engaged in pursuing business opportunities in emerging markets. His responsibilities included consulting for and negotiating contracts, joint ventures, and export and import trade in Russia, Ukraine and Baltic Republics. While with US Direct, he consummated a number of sales of casino gaming equipment to casinos in two districts of Russia. He arranged for the placement of a DMSO topical gel called Dabso, used for the treatment of arthritis, in the over-the-counter market of Moscow and Rostov-on-Don. In July 1986, Mr. Mendelson started working as a trainee for the Computer Store Inc. In January 1991 at the age of 20, he became a partner, co-owner and manager of the store. Mr. Mendelson trained and supervised 12 employees in sales and repairs of office equipment until May 1991.

Inna Batrakova, Vice President of Communications, Director

     Ms. Batrakova graduated from the Pyatigorsk State Linguistic University with major in English and Psychology. Upon graduation Ms. Batrakova was awarded honors bachelor degree in Linguistics and Practical Psychology. Ms. Batrakova also acquired a certified diploma of the Interpreter's faculty at the same University. Currently Ms. Batrakova is pursuing her Masters Degree in Business Administration at Kennedy-Western University, a non accredited institution. Ms. Batrakova started her career with Oxir Investments, Inc. in February of 1997 and accepted the position of a an administrative assistant at its representative office in Moscow. In November of 1997 Ms. Batrakova was promoted to the position of the executive administrative assistant and, in December 1998, she became Vice President of Communications. Presently her responsibilities include coordinating corporate communications with the Company's clients, the media and other business entities, as well as setting up a liaison structure for the implementation of new marketing programs. She also directs and coordinates all public communications for the Company, including soliciting media coverage and media relationships, development of corporate brochures, newsletters and press releases.



Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. As of February 28, 1999, no employee of the Company has earned in excess of $100,000 per annum.

     The Company has entered into two employment contracts, one with President and C.E.O., Vassili I. Oxenuk, and the second with Secretary/Director, Kirill Mendelson. Mr. Oxenuk's agreement provides that the Company will pay his monthly personal expenses, which are not to exceed $180,000 per year. Payment is made through Mr. Oxenuk's Citibank Visa and Citibank MasterCard accounts. At the end of each year, the Company will issue to Mr. Oxenuk a Form 1099 reporting, for tax purposes, the total amount paid to him during the year, with the exception of reimbursable business expenses. Additionally, the Company is to provide housing for Mr. Oxenuk and his family and to pay all expenses related to the property. On April 1, 1999, the Company purchased a single-family house for the price of $362,000 for Mr. Oxenuk to occupy. The Company paid $164,514 as a down payment with the balance mortgaged with GreenPoint Mortgage Company. For the fiscal year ended June 30, 1999, the Company paid a total of $9,864 for Mr. Oxenuk's housing costs and related expenses.

     Mr. Mendelson's agreement provides that the Company will pay an annual salary of $60,000. In addition, the Company issued to Mr. Mendelson 270,000 shares of the Company's common stock.

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal year ended June 30, 1999, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for the period depicted.

                    Summary Compensation Table

                                                  Other     All
                                                  Annual   Other
Name and                                          Compen-  Compen-
Principal Position      Year    Salary    Bonus   sation   sation

Vassili I. Oxenuk,      1999   $52,187    $ -0-   $ -0-    $9,864
President, C.E.O.
_______________

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best of the Company's knowledge, as of November 2, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.



 Name and Address        Amount and Nature of         Percent
of Beneficial Owner      Beneficial Ownership         of Class(1)
Vassili I. Oxenuk*              12,449,319               58.8%
  3980 Howard Hughes Pkwy.
  Suite 340
  Las Vegas, NV 89109
Michael Y. Smirnov*              1,350,000                6.4%
  3980 Howard Hughes Pkwy.
  Suite 340
  Las Vegas, NV 89109
Kirill M. Mendelson*               270,000                1.3%
  3980 Howard Hughes Pkwy.
  Suite 340
  Las Vegas, NV 89109
Alexander Sarkissian*              270,000                1.3%
  3980 Howard Hughes Pkwy.
  Suite 340
  Las Vegas, NV 89109
Inna Batrakova*                    300,000                1.4%
  3980 Howard Hughes Pkwy.
  Suite 340
  Las Vegas, NV 89109
All directors and officers      14,639,319               69.2%
  a group ( 5 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 21,182,200 shares of Common Stock outstanding on November 2, 1999.

Item 12.  Certain Relationships and Related Transactions

     During the Company's inception, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     In June 1999, the Company finalized two separate agreements to acquire, through tax free exchange of shares, 100% of the issued and outstanding shares of OXIR Financial Services, Ltd. ("OFS"), a British Virgin Islands corporation, and 100% of the issued and outstanding shares of OXIR Investment, Ltd. ("OIL"), a British Virgin Islands corporation. Vassili I Oxenuk, the Company's President and C.E.O., was the sole shareholder of both OFS and OIL. Under the terms of the agreements, Mr. Oxenuk received an aggregate of 5,000,000 shares of the Company's common stock. Mr. Oxenuk did not participate in the Company's Board of Directors decision to make the acquisitions and the transactions were negotiated on an arms length basis. The Company did not receive an independent valuation of either OFS or OIL.

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

                              PART V

Item 13.       Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.                Exhibit Name

    *3.1  Articles of Incorporation and all amendments thereto
    *3.2  By-Laws
    *4.1  See Exhibit No. 3.1, Articles of Incorporation and
            amendments thereto
   *10.1  Agreement of Merger
   *10.2    Employment Agreement for Kirill Mendelson
   *21.1  Subsidiaries
    27    Financial Data Schedules

 *   Previously filed as Exhibit to Form 10-SB.

    (b) The Company did not file any reports on Form 8-K for the three month period ended June 30, 1999.




                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Oxir Investments, Inc.



                               BY: /S/ Vassili I. Oxenuk
                                   Vassili I. Oxenuk,
                                   President and C.E.O.

Dated:   November 23, 1999


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature           Title                         Date

                               President, C.E.O. and
                               Director                 November 23, 1999
/S/ Vassili I. Oxenuk
    Vassili I. Oxenuk

                               Vice President and
                               Director                 November 23, 1999
/S/ Michael Smirnov            Chief Financial Officer
    Michael Smirnov            Principal Accounting Officer


                                                        November 23, 1999
/S/ Kirill M. Mendelson            Director
    Kirill M. Mendelson