Form 10QSB
period 1999-09-30
OXIR INVESTMENTS INC
filed 1999-11-23
CIK 1088431

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                 Commission File Number 000-26377

                      OXIR INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

        California                         88-0397134
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

  3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (702) 369-4260

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class               Outstanding as of November 2, 1999

Common Stock, no par value               21,182,200


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .          1

          Consolidated Balance Sheets -- September 30,
            1999 and June 30, 1999 . . . . . . . . . . . . . . . .          2

          Consolidated Statements of Operations -- three
            months ended September 30, 1999 and 1999 . . . . . . .          4

          Consolidated Statements of Stockholders' Equity. . . . .          5

          Consolidated Statements of Cash Flows -- three
            months ended September 30, 1999 and 1999 . . . . . . .          6

          Notes to Consolidated Financial Statements . . . . . . .          8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .          9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         11

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         12








                               -i-



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                      OXIR INVESTMENTS, INC.

                       FINANCIAL STATEMENTS

               September 30, 1999 and June 30, 1999














            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


                             ASSETS

                                                 September 30,       June 30,
                                                     1999              1999
                                                  (Unaudited)

CURRENT ASSETS

 Cash and cash equivalents                         $   113,255    $    52,627
 Investment in trading securities                    3,025,403      4,672,246
 Prepaid expenses                                        3,969          3,978

  Total Current Assets                               3,142,627      4,728,851

PROPERTY AND EQUIPMENT                               5,774,282      4,013,222

OTHER ASSETS

 Investment                                            300,000           -
 Related party receivable                                8,080          8,080
 Deposits                                               15,000         15,000

  Total Other Assets                                   323,080         23,080

  TOTAL ASSETS                                     $ 9,239,989    $ 8,765,153




            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,      June 30,
                                                      1999             1999
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                  $    25,680     $    39,121
 Margin account                                      1,562,409       1,981,464
 Client funds payable                                1,499,512       1,252,131
 Provision for income taxes                            413,970         398,760
 Deferred tax liability                                547,530         550,134
 Current portion - mortgage payable                      1,326           1,303

  Total Current Liabilities                          4,050,427       4,222,913

LONG-TERM LIABILITY

 Mortgage payable                                      206,154         206,492

  Total Long-Term Liability                            206,154         206,492

  Total Liabilities                                  4,256,581       4,429,405

COMMITMENTS

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized of no
  par value, 21,150,600 and 21,090,600 shares issued
  and outstanding, respectively                      2,798,769       2,498,769
 Retained earnings                                   2,184,639       1,836,979

  Total Stockholders' Equity                         4,983,408       4,335,748

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 9,239,989     $ 8,765,153





             OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                 Consolidated Income Statements
                           (Unaudited)

                                                            From
                                                        Inception on
                                        For the            May 19,
                                  Three Months Ended    1998 Through
                                     September 30,      September 30,
                                   1999        1998           1999

SALES                         $      -     $     -       $      -

COST OF GOODS SOLD                   -           -              -

GROSS MARGIN                         -           -              -

COSTS AND EXPENSES

 Depreciation expense              37,353          477        77,528
 Rent expense                      19,813         -           53,961
 General and administrative       911,648      119,885     1,386,231

  Total Costs and Expenses        968,814      120,362     1,517,720

  Net Loss From Operations       (968,814)    (120,362)   (1,517,720)

OTHER INCOME (EXPENSE)

 Interest expense                 (55,261)        -         (140,161)
 Realized gain on sale of
  marketable securities           918,814         -        2,612,901
 Net unrealized gain on
  marketable securities           465,527         -        2,190,991
 Dividends                           -            -              128

  Total Other Income (Expense)  1,329,080         -        4,663,859

INCOME (LOSS) BEFORE TAXES        360,266     (120,362)    3,146,139

INCOME TAX                         12,606         -          961,500

NET INCOME (LOSS)              $  347,660   $ (120,362)  $ 2,184,639

BASIC INCOME (LOSS) PER SHARE  $     0.02   $    (0.03)

FULLY DILUTED INCOME (LOSS)
 PER SHARE                     $     0.02   $    (0.03)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            21,100,000    4,500,000


             OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity


                                            Common Stock          Retained
                                         Shares      Amount       Earnings

Balance at inception                        -      $      -       $      -

Net income from inception on May 19,
 1998 through June 30, 1998                 -             -              -

Balance, June 30, 1998                      -             -              -

Shares issued to founders at
 predecessor cost of $0.00 per share  13,770,000          -              -

Shares issued for trading securities
 at $0.70 per share                    1,350,000       939,764           -

Common stock issued for cash at
 $1.00 per share                         600,000       600,000           -

Stock issuance costs                        -         (250,000)          -

Common stock issued for cash
 at $5.00 per share                      100,600       503,000           -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                      5,270,000       706,005           -

Net income for the year ended
 June 30, 1999                              -             -         1,836,979

Balance, June 30, 1999                21,090,600     2,498,769      1,836,979

Common stock issued for services
 at $5.00 per share (unaudited)           60,000       300,000           -

Net income for the three months ended
 September 30, 1999 (unaudited)             -             -           347,660

Balance, September 30, 1999
 (unaudited)                          21,150,600   $ 2,798,769    $ 2,184,639

             OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                       From
                                                                   Inception on
                                                   For the            May 19,
                                             Three Months Ended     1998 Through
                                                September 30,      September 30,
                                              1999         1998          1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                      $    347,660   $ (120,362)  $ 2,184,639
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation expense                        37,353          477        77,528
  Stock issued for services                  300,000         -          300,000
 Changes in assets and liabilities:
  (Increase) decrease in prepaid expenses          9         -           (3,969)
   (Increase) in related party receivables      -            -           (8,080)
  (Increase) in deposits                        -        (115,000)      (15,000)
  Increase (decrease) in accounts payable    (13,443)      11,000        18,939
  Increase in accrued liabilities            259,381         -          266,121
  Increase in provision for income taxes      12,606         -          961,500

   Net Cash Provided by Operating Activities 943,566     (223,885)    3,781,678

CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in bank                         (300,000         -         (300,000)
 (Increase) decrease in trading securities 1,646,845         -         (330,919)
 Increase in margin account                 (431,055)        -          842,270
 Purchase of property and equipment       (1,798,413)    (102,663)   (2,642,457)

   Net Cash Used by Investing Activities    (882,623)    (102,663)   (2,431,106)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                    -            -          208,000
 Payments on notes payable                      (315)        -             (520)
 Stock issuance costs                           -        (250,000)     (250,000)
 Common stock issued for cash                   -         600,000     1,103,000
 Advances to related parties                    -            -       (2,337,867)
 Cash from subsidiaries                         -            -           40,070

   Net Cash Provided (Used) by
    Financing Activities                $       (315)  $  350,000  $ (1,237,317)







             OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)


                                                                From
                                                            Inception on
                                           For the             May 19,
                                     Three Months Ended      1998 Through
                                        September 30,       September 30,
                                      1999        1998          1999

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                       $  60,628    $  23,452   $ 113,255

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  52,627         -           -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $ 113,255    $  23,452   $ 113,255

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

 Interest                          $  43,261    $    -      $ 121,421
 Income taxes                      $    -       $    -      $    -

Schedule of Non-Cash Activities:

 Common stock issued for services  $ 300,000    $    -      $ 300,000
 Common stock issued for trading
   securities                      $    -       $ 939,764   $ 939,764



             OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                       September 30, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, establishing new projects and launching new subsidiaries. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.

Results of Operations

     For the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

     Net income for the three month period ended September 30, 1999 ("first quarter of 1999") was $347,660, or $.02 per share, compared to a $120,362 loss, or $.03 per share, for the three month period ended September 30, 1998 ("first quarter of 1998"). This increase in net income is due primarily to the substantial increase in the Company funds invested in the stock market and general upward trend in the market.

     The Company did not recognize any sales during the first quarter of 1999 or 1998, rather its revenues consist of realized and unrealized gains on marketable securities. The Company realized a gain on the sale of marketable securities of $918,814 and an unrealized gain of $465,527 during the first quarter of 1999, compared to no gains during the 1998 period.

     During the first quarter of 1999, the Company had interest expense of $55,261 compared to $0 for the 1998 period, which reflects interest paid on the Company's margin accounts. General and administrative expenses increased to $911,648 for the first quarter of 1999 from $119,885 for the first quarter of 1998, and rent expense increased to $19,813 from $0 for the same period.
These increases are due to increased operating activity and an enlarged staff in the 1999 period and costs associated with opening two offices. The Company also had depreciation expense of $37,353 for the first quarter of 1999 compared to $477 for the first quarter of 1998.

     A tax provision has been made for the first quarter of 1999 and the fiscal year ended June 30, 1999 based on pre-tax capital gains. The Company pays taxes under both the British Virgin Islands and United States tax laws.




Liquidity and Capital Resources

     Total cash and cash equivalents at September 30, 1999 was $113,255 compared to $23,452 at June 30, 1999. Also at September
30, 1999, the Company had $3,025,403 in investments in trading securities compared to $4,672,246 at June 30, 1999.

     Net cash provided by operating activities for the first quarter of 1999 was $943,566 compared to $223,885 used in the first quarter of 1998. This was due primarily to the increase in the Company's investment portfolio.

     Net cash used by investing activities for the first quarter of 1999 was $882,623 compared to $102,663 for the comparable 1998 period. This is attributed primarily to the purchase of property and equipment, and increase in margin account.

Net cash used by financing activities was $315 for the first quarter of 1999 compared to $350,000 provided in the first quarter of 1998. This reflects the issuance of the Company's stock for cash and for costs during the 1998 period.

     At September 30, 1999 the Company had total assets of $9,239,989 and stockholders' equity of $4,983,408. In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was a negative 907,800 at September 30, 1999, compared to a negative $209,691 at June 30, 1999.

     The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from its operating and investing activities or, if necessary from the sale of securities. Management has not entered into any arrangements or definitive agreements for additional sales of securities, either through a private placement or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

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

                              PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OXIR INVESTMENTS, INC.



Date:  November 23, 1999               By   /S/ Vassili I. Oxenuk
                                       Vassili I. Oxenuk,
                                       President and Director



Date:  November 23, 1999          By   /S/ Michael Smirnov
                                       Michael Smirnov, Vice
                                       President, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)