Form 10QSB
period 1999-12-31
OXIR INVESTMENTS INC
filed 2000-03-23
CIK 1088431

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of March 15, 2000
Common Stock, no par value              21,182,200



                        TABLE OF CONTENTS

Heading                                                                 Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .        3

          Consolidated Balance Sheets -- December 31,
            1999 and June 30, 1999 . . . . . . . . . . . . . . . .        4

          Consolidated Statements of Operations -- three and
            six months ended December 31, 1999 and 1998. . . . . .        6

          Consolidated Statements of Stockholders' Equity. . . . .        7

          Consolidated Statements of Cash Flows -- three and
            Six months ended December 31, 1999 and 1998. . . . . .        8

          Notes to Consolidated Financial Statements . . . . . . .       10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .       11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       14

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .       14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .       15

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .       15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .       15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .       16


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1999, have been prepared by the Company.















                      OXIR INVESTMENTS, INC.

                       FINANCIAL STATEMENTS

                        December 31, 1999
                           (Unaudited)








            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


                             ASSETS

                                                 December 31,      June 30,
                                                  1999              1999
                                                (Unaudited)

CURRENT ASSETS

 Cash and cash equivalents                         $    48,617   $    52,627
 Investment in trading securities                    4,937,524     4,672,246
 Prepaid expenses                                        3,969         3,978

  Total Current Assets                               4,990,110     4,728,851

PROPERTY AND EQUIPMENT                               5,928,621     4,013,222

OTHER ASSETS

 Investment                                            300,000          -
 Related party receivable                                8,080         8,080
 Deposits                                                3,069        15,000

  Total Other Assets                                   311,149        23,080

  TOTAL ASSETS                                     $11,229,880   $ 8,765,153




            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,      June 30,
                                                  1999                1999
                                                (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                  $    48,715   $    39,121
 Margin account                                      1,814,327     1,981,464
 Client funds payable                                1,493,461     1,252,131
 Provision for income taxes                            515,250       398,760
 Deferred tax liability                                783,644       550,134
 Current portion - mortgage payable                      1,550         1,303

  Total Current Liabilities                          4,656,947     4,222,913

LONG-TERM LIABILITY

 Mortgage payable                                      205,525       206,492

  Total Long-Term Liability                            205,525       206,492

  Total Liabilities                                  4,862,472     4,429,405

COMMITMENTS

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized of no
  par value, 21,182,200 and 21,090,600 shares issued
  and outstanding, respectively                      2,956,769     2,498,769
 Retained earnings                                   3,410,639     1,836,979

  Total Stockholders' Equity                         6,367,408     4,335,748

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $11,229,880   $ 8,765,153





                 OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                     Consolidated Income Statements
                               (Unaudited)

                                                                        From
                                                                    Inception on
                                 For the             For the           May 19,
                             Six Months Ended   Three Months Ended  1998 Through
                               December 31,         December 31,    December 31,
                             1999       1998       1999      1998        1999

SALES                    $     -    $     -    $     -    $    -   $       -

COST OF GOODS SOLD             -          -          -         -           -

GROSS MARGIN                   -          -          -         -           -

COSTS AND EXPENSES

 Depreciation expense        89,069     13,869     51,716    13,392     129,244
 Rent expense                28,067      8,383      8,254     8,383      62,215
General and administrative1,133,964    238,531    222,316   118,646   1,608,547

 Total Costs and Expenses 1,251,100    260,783    282.286   140,421   1,800,006

 Net Loss From Operations(1,251,100)  (260,783)  (282,286) (140,421) (1,800,006)

OTHER INCOME (EXPENSE)

 Interest expense           (87,760)   (14,250)   (32,499)  (14,250)   (172,660)
 Net realized gain on sale of
  marketable securities   1,824,086    375,475    905,272   375,475   3,518,173
 Net unrealized gain on
  marketable securities   1,451,040  1,250,375    985,513 1,250,375   3,176,504
 Dividends                     -          -          -         -            128

  Total Other
   Income (Expense)       3,187,366  1,611,600  1,858,286  1,611,600  6,522,145

INCOME BEFORE TAXES       1,936,266  1,350,817  1,576,000  1,471,179  4,722,139

INCOME TAX                  362,606    316,298    350,000    316,298  1,311,500

NET INCOME               $1,573,660 $1,034,519 $1,226,000 $1,154,881 $3,410,639

BASIC INCOME PER SHARE   $     0.07 $     0.10 $     0.06 $     0.07

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   21,128,074  10,200,490  21,170,000 15,720,000


            OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity


                                               Common Stock         Retained
                                           Shares       Amount      Earnings

Balance at inception                           -      $     -      $    -

Net income from inception on May 19,
 1998 through June 30, 1998                    -            -           -

Balance, June 30, 1998                         -            -           -

Shares issued to founders at
predecessor cost of $0.00 per share      13,770,000         -           -

Shares issued for trading securities
at $0.70 per share                        1,350,000      939,764        -

Common stock issued for cash at
 $1.00 per share                            600,000      600,000        -

Stock issuance costs                           -        (250,000)       -

Common stock issued for cash
 at $5.00 per share                         100,600      503,000        -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                         5,270,000      706,005        -

Net income for the year ended
 June 30, 1999                                 -            -      1,836,979

Balance, June 30, 1999                   21,090,600    2,498,769   1,836,979

Common stock issued for services
 at $5.00 per share (unaudited)              60,000      300,000        -

Common stock issued for cash at
 $5.00 per share (unaudited)                 31,600      158,000        -

Net income for the six months ended
 December 31, 1999 (unaudited)                 -            -      1,573,660

Balance, December 31, 1999 (unaudited)   21,182,200  $ 2,956,769 $ 3,410,639




                 OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                                                       From
                                                                    Inception on
                                 For the              For the         May 19,
                            Six Months Ended    Three Months Ended  1998 Through
                               December 31,          December 31,   December 31,
                             1999       1998       1999       1998      1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net income               $1,573,660 $1,034,519 $1,226,000 $1,154,881 $3,410,639
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
 Depreciation expense        89,069     13,869     51,716     13,392    129,244
 Stock issued for services  300,000       -          -          -       300,000
Changes in assets and
 liabilities:
 (Increase) decrease in
  prepaid expenses                9       -          -          -        (3,969)
  (Increase) in related party
   receivables                 -          -          -          -        (8,080)
  (Increase) decrease in
   deposits                  11,931    (81,667)    11,931     33,333     (3,069)
  Increase (decrease) in
   accounts payable          (2,078)    24,040     11,363     13,040     30,302
  Increase (decrease) in
   accrued liabilities      252,992  1,202,125     (6,389) 1,202,125    259,732
  Increase in provision for
   income taxes             350,000    316,298    337,394    316,298  1,298,894

   Net Cash Provided by
    Operating Activities  2,575,583  2,509,184  1,632,015  2,733,069  5,413,693

CASH FLOWS FROM INVESTING
 ACTIVITIES

Investment in bank         (300,000)      -          -          -      (300,000)
 (Increase) decrease in
  trading securities       (265,278)(2,325,850)(1,912,121)(2,325,850)(2,243,040)
 Increase (decrease) in
  margin account           (167,137)   981,112    263,918    981,112  1,106,188
 Purchase of property and
  equipment              (2,004,458)(1,473,452)  (206,045)(1,370,789)(2,848,502)

  Net Cash Used by
   Investing Activities  (2,736,873)(2,818,190)(1,854,248)(2,715,527)(4,285,354)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from notes payable   -          -          -          -       208,000
 Payments on notes payable     (720)      -          (405)      -          (925)
 Stock issuance costs          -      (250,000)      -          -      (250,000)
 Common stock issued for
  cash                      158,000    600,000    158,000       -     1,261,000
 Advances to related parties   -          -          -          -    (2,337,867)
 Cash from subsidiaries        -          -          -          -        40,070

  Net Cash Provided (Used)
  by Financing Activities $ 157,280  $ 350,000 $  157,595 $     -   $(1,079,722)



                 OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                       From
                                                                   Inception on
                                     For the            For the         May 19,
                                Six Months Ended Three Months Ended 1998 Through
                                  December 31,        December 31,  December 31,
                                 1999      1998      1999      1998      1999

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS   $  (4,010) $  40,994 $ (64,638) $ 17,542 $  48,617

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD            52,627       -      113,255    23,452      -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD               $  48,617  $  40,994 $  48,617  $ 40,994 $  48,617

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

 Interest                    $  76,098  $  14,250 $  32,837  $ 14,250 $ 154,258
 Income taxes                $    -     $    -    $    -     $   -    $    -

Schedule of Non-Cash Activities:

 Common stock issued for
  services                   $ 300,000  $    -    $    -     $   -    $ 300,000
 Common stock issued for
  trading securities         $    -     $ 939,764 $    -     $   -    $ 939,764



                 OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                            December 31, 1999


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

           The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 audited consolidated financial statements. The results of operations for periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.


Item 2.   Management's Discussion and Analysis or Plan of Operations

Results of Operations

     For the three and six months ended December 31, 1999 compared to the three and six months ended December 31, 1998.

     Net income for the three month ("second quarter") and six month ("first half") periods ended December 31, 1999 was $1,226,000 ($.06 per share) and $1,573,660 ($.07 per share), respectively, compared to $1,154,881 ($.07) per share) and $1,034,519 ($.10 per share) for the second quarter and first half of 1998, respectively. The Company did not recognize any sales during the second quarter or first half of 1999 or 1998. The 6% increase in net income for the second quarter of 1999 is attributed primarily to the 141% increase in net realized gains on marketable securities from $375,475 in the 1998 second quarter to $905,272 in the 1999 second quarter. This gain was partially offset by the 21% decrease in net unrealized gain on marketable securities, from $1,250,375 in 1998 to $985,513 in the 1999 period, due to management's decision to sell a portion of the Company's marketable securities. During the second quarter of 1999, total costs and expenses increased 101% from the second quarter of 1998, primarily attributed to the 87% increase in general and administrative expenses due to opening an office in Las Vegas, Nevada and in Moscow, Russia, and the 286% increase in depreciation expense related to the Las Vegas and Moscow offices. The Company's income tax obligation increased 11% from $316,298 in the second quarter of 1998 to $350,000 for the second quarter of 1999, based on pre-tax capital gains. The Company pays taxes under both Russian tax laws and United States tax laws.

     The 52% increase in net income for the first half of 1999 is attributed primarily to the 386% increase in net realized gain on marketable securities from $375,475 in the first half of 1998 to $1,824,086 in the first half of 1999. Also, net unrealized gain on marketable securities increased 16% to $1,451,040 in the first half of 1999 from $1,250,375 in the comparable 1998 period. During the first half of 1999, total costs and expenses increased 480% compared to the 1998 period. General and administrative expenses increased 375% during the first half of 1999 due to opening the office in Las Vegas and Moscow depreciation expense increased 542% related to the Las Vegas office, and rent expense increased 235%, also related to the Las Vegas and Moscow offices. The Company's income tax obligation increased 15% from $316,298 in the first half of 1998 to $362,606 for the first half of 1999.

     Interest expense for the second quarter and first half of 1999 increased 128% and 516%, respectively, when compared to the 1998 period. This increase reflects interest paid on the Company's margin accounts and the mortgage on real property located in Las Vegas.






Liquidity and Capital Resources

     Total cash and cash equivalents at December 31, 1999 was $48,617 compared to $52,627 at June 30, 1999. Also at December 31, 1999, the Company had $4,937,524 in investments in trading securities compared to $4,672,246 at June 30, 1999. The 6% increase is due primarily to market appreciation.

     Net cash provided by operating activities for the second quarter and first six months of 1999 was $1,632,015 and $2,575,583, respectively, compared to $2,733,069 and $2,509,184 for the 1998 periods. The 40% decrease during the second quarter of 1999 is primarily attributed to the $1,202,125 increase in accrued liabilities in the 1998 period compared to the $6,389 decrease in 1999. This was due to the purchase of property and equipment. The 3% increase during the first six months of 1999 is primarily attributed to the increase in net income and depreciation expense, the issuance of stock for services valued at $300,000. Offsetting the increase in net cash provided for the first half of 1999 was the $1,202,125 increase in accrued liabilities in 1998 compared to and increase of only $252,992 in 1999. This was due to the increase in funds payable to clients in 1999 representing client earnings that have not been distributed.

     Net cash used by investing activities for the second quarter and first half of 1999 was $1,854,248 and $2,736,873, respectively, compared to $2,715,527 and $2,818,190 for the comparable 1998 periods. These results are primarily attributed to the purchase of property and equipment and the increase in the Company's margin debt.

     Net cash provided by financing activities was $157,595 and $157,280 for the second quarter and first half of 1999, respectively, compared to $0 and $350,000 provided in the first half of 1998. This reflects the issuance of the Company's stock for $600,000 cash during the first half of 1998 and $250,000 in costs related to the issuance.

     At December 31, 1999 the Company had total assets of $11,229,880 and stockholders' equity of $6,367,408. In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was a $333,163 at December 31, 1999, compared to $505,938 at June 30, 1999.

     The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from its operating and investing activities or, if necessary from the sale of securities or from borrowing. Management has not entered into any arrangements or definitive agreements for additional sales of securities, either through a private placement or a public offering. There can be no assurance that the Company will be able to successfully secure funds either from the sale of its securities or from loans, or that such funds may be available on terms favorable to the Company. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

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

     The Company has completed its assessment of the Year 2000 issue, including both technology and non-technology systems, and believes that any costs of addressing the issue will not have a material adverse impact on its financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. Prior to purchasing its technology systems, the Company received confirmation
form its vendors that the systems are year 2000 compliant.   Currently, the
Company's technology system is equipped with an ASUS P2B-F motherboard and SuperMicro P6DGE motherboard with the latest BIOS versions. The Company's servers are functioning under LinuxREdHat 5.2 operational system and its www servers use the Apache / 1.3.6 Unix mod. The Company's principal offices use Windows 2000 and Windows NT4 SP5. The Company does not have any significant non-information technology or systems.

     The Company has not incurred any material costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan to be developed, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved. The Company has not had any problems regarding Year 2000 through February 2000.

     The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues, although the Company has not contacted these parties directly. These third parties are relatively small entities, which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

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

     Should the Company identify any problem with respect to its year 2000 readiness, it will prepare a contingency plan, if necessary. The Company does not have any material contracts with external contractors to assist in completing its year 2000 compliance effort. In addition, no employees have been hired or reassigned to complete the Company's year 2000 compliance.

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

Item 2.  Changes In Securities

    During the three month period ended December 31, 1999, the Company issued 60,000 shares of its common stock, valued at $5.00 per share, to one person for services rendered to the Company, and 31,600 shares of common stock, valued at $5.00 per share, to one person for cash. The issuances were made in private transactions to persons familiar with the business of the Company. For these transactions, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 1999.\



                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OXIR INVESTMENTS, INC.



Date:  March 22, 2000                  By   /S/ Vassili I. Oxenuk
                                            Vassili I. Oxenuk,
                                            President and Director



Date:  March 22, 2000                  By   /S/ Michael Smirnov
                                            Michael Smirnov, Vice President,
                                            Chief Financial Officer and
                                            Director (Principal Accounting
                                            Officer)