Form 10QSB/A
period 1999-09-30
OXIR INVESTMENTS INC
filed 2000-07-18
CIK 1088431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ______ TO

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

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of the Company's common stock, no par value, as of November 2, 1999: 21,182,200

                                TABLE OF CONTENTS


Heading                                                                                                           Page
-------                                                                                                           ----
                                   PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements..............................................................      1

                     Consolidated Balance Sheets -- September 30,
                       1999 and June 30, 1999.................................................................      3

                     Consolidated Statements of Operations -- three
                       months ended September 30, 1999 and 1999...............................................      5

                     Consolidated Statements of Stockholders' Equity..........................................      6

                     Consolidated Statements of Cash Flows -- three
                       months ended September 30, 1999 and 1999...............................................      7

                     Notes to Consolidated Financial Statements ..............................................      9

Item 2.        Management's Discussion and Analysis and
                       Results of Operations..................................................................     10

                                   PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..............................................................................     12

Item 2.        Changes In Securities..........................................................................     12

Item 3.        Defaults Upon Senior Securities................................................................     12

Item 4.        Submission of Matters to a Vote of
                       Securities Holders.....................................................................     12

Item 5.        Other Information..............................................................................     12

Item 6.        Exhibits and Reports on Form 8-K...............................................................     12

                     SIGNATURES...............................................................................     13

                                     PART I



ITEM 1. FINANCIAL STATEMENTS

        The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.

                   OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS


                                                 September 30,          June 30,
                                                     1999                 1999
                                                 -------------        ------------
                                                  (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                     $    113,255        $     52,627
   Investment in trading securities                 3,025,403           4,672,246
   Prepaid expenses                                     3,969               3,978
                                                 ------------        ------------

      Total Current Assets                          3,142,627           4,728,851
                                                 ------------        ------------

PROPERTY AND EQUIPMENT                              4,259,738           4,013,222
                                                 ------------        ------------

OTHER ASSETS

   Investment                                         300,000                 -
   Related party receivable                             8,080               8,080
   Deposits                                            15,000              15,000
                                                 ------------        ------------

      Total Other Assets                              323,080              23,080
                                                 ------------        ------------

      TOTAL ASSETS                               $  7,725,445        $  8,765,153
                                                 ============        ============



   The accompanying notes are an integral part of these financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    September 30,        June 30,
                                                                        1999                1999
                                                                    -------------       ------------
                                                                     (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                 $     27,390        $     39,121
   Margin account                                                      1,256,725           1,981,464
   Client funds payable                                                1,499,512           1,252,131
   Provision for income taxes                                             82,373             398,760
   Deferred tax liability                                                547,530             550,134
   Current portion - mortgage payable                                      1,326               1,303
                                                                    ------------        ------------

      Total Current Liabilities                                        3,414,856           4,222,913
                                                                    ------------        ------------

LONG-TERM LIABILITY

   Mortgage payable                                                      206,154             206,492
                                                                    ------------        ------------

      Total Long-Term Liability                                          206,154             206,492
                                                                    ------------        ------------

      Total Liabilities                                                3,621,010           4,429,405
                                                                    ------------        ------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of no
    par value, 21,150,600 and 21,090,600 shares issued
    and outstanding, respectively                                      2,798,769           2,498,769
   Retained earnings                                                   1,305,666           1,836,979
                                                                    ------------        ------------

      Total Stockholders' Equity                                       4,104,435           4,335,748
                                                                    ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  7,725,445        $  8,765,153
                                                                    ============        ============




        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                         Consolidated Income Statements
                                   (Unaudited)


                                                                                                           From
                                                                                                        Inception on
                                                                           For the                      May 19, 1998
                                                                      Three Months Ended                  Through
                                                                         September 30,                  September 30,
                                                               ---------------------------------         ------------
                                                                  1999                  1998                 1999
                                                               ------------         ------------         ------------

SALES                                                          $        -           $        -         $          -

COST OF GOODS SOLD                                                      -                    -                    -
                                                               ------------         ------------         ------------

GROSS MARGIN                                                            -                    -                    -
                                                               ------------         ------------         ------------

COSTS AND EXPENSES

   Depreciation expense                                              37,353                  477               77,528
   Rent expense                                                      19,813                  -                 53,961
   General and administrative                                     1,980,660              119,885            2,455,243
                                                               ------------         ------------         ------------

      Total  Costs and Expenses                                   2,037,826              120,362            2,586,732
                                                               ------------         ------------         ------------

      Net Loss From Operations                                   (2,037,826)            (120,362)          (2,586,732)
                                                               ------------         ------------         ------------

OTHER INCOME (EXPENSE)

   Interest expense                                                 (35,638)                 -               (120,538)
   Realized gain on sale of marketable securities                   665,871                  -              2,359,958
   Net unrealized gain on marketable securities                     557,289                  -              2,282,753
   Dividends                                                            -                    -                    128
                                                               ------------         ------------         ------------

      Total Other Income (Expense)                                1,187,522                  -              4,522,301
                                                               ------------         ------------         ------------

INCOME (LOSS) BEFORE TAXES                                         (850,304)            (120,362)           1,935,569
                                                               ------------         ------------         ------------

INCOME TAX (BENEFIT)                                               (318,991)                 -                629,903
                                                               ------------         ------------         ------------

NET INCOME (LOSS)                                              $   (531,313)        $   (120,362)        $  1,305,666
                                                               ============         ============         ============

BASIC (LOSS) PER SHARE                                         $      (0.03)        $      (0.03)
                                                               ============         ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                              21,100,000            4,500,000
                                                               ============         ============



        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                           Common Stock
                                                     -----------------------------------------------
                                                                                                   Retained
                                                        Shares                Amount               Earnings
                                                     -------------        -------------         -------------

Balance at inception                                           -          $         -           $         -

Net income from inception on May 19,
 1998 through June 30, 1998                                                         -                     -
                                                     -------------        -------------         -------------

Balance, June 30, 1998                                         -                    -                     -

Shares issued to founders at
 predecessor cost of $0.00 per share                    13,770,000                  -                     -

Shares issued for trading securities
 at $0.70 per share                                      1,350,000              939,764                   -

Common stock issued for cash at
 $1.00 per share                                           600,000              600,000                   -

Stock issuance costs                                           -               (250,000)                  -

Common stock issued for cash
 at $5.00 per share                                        100,600              503,000                   -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                                        5,270,000              706,005                   -

Net income for the year ended
 June 30, 1999                                                 -                    -               1,836,979
                                                     -------------        -------------         -------------

Balance, June 30, 1999                                  21,090,600            2,498,769             1,836,979

Common stock issued for services
 at $5.00 per share (unaudited)                             60,000              300,000                   -

Net loss for the three months ended
 September 30, 1999 (unaudited)                                -                    -                (531,313)
                                                     -------------        -------------         -------------

Balance, September 30, 1999 (unaudited)                 21,150,600        $   2,956,769         $   1,305,666
                                                     =============        =============         =============



        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                From
                                                                                                             Inception on
                                                                                For the                      May 19, 1998
                                                                           Three Months Ended                  Through
                                                                              September 30,                  September 30,
                                                                    ---------------------------------         ------------
                                                                         1999                1998                 1999
                                                                    ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                $   (531,313)        $   (120,362)        $  1,305,666
   Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation expense                                                37,353                  477               77,528
      Stock issued for services                                          300,000                  -                300,000
   Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses                                  9                  -                 (3,969)
      (Increase) in related party receivables                                -                    -                 (8,080)
      (Increase) decrease in deposits                                        -               (115,000)             (15,000)
      Increase (decrease) in accounts payable                            (11,731)              11,000               20,651
      Increase (decrease) in accrued liabilities                         247,379                  -                254,119
      Increase (decrease) in provision for
       income taxes                                                     (318,991)                 -                629,903
                                                                    ------------         ------------         ------------

        Net Cash Provided (Used) by Operating
         Activities                                                     (277,294)            (223,885)           2,560,818
                                                                    ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in bank                                                   (300,000)                 -               (300,000)
   (Increase) decrease in trading securities                           1,646,845                  -               (330,919)
   Increase (decrease) in margin account                                (724,739)                 -                548,586
   Purchase of property and equipment                                   (283,869)            (102,663)          (1,127,913)
                                                                    ------------         ------------         ------------

        Net Cash Used by Investing Activities                            338,237             (102,663)          (1,210,246)
                                                                    ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                               -                    -                208,000
   Payments on notes payable                                                (315)                 -                   (520)
   Stock issuance costs                                                      -               (250,000)            (250,000)
   Common stock issued for cash                                              -                600,000            1,103,000
   Advances to related parties                                               -                    -             (2,337,867)
   Cash from subsidiaries                                                    -                    -                 40,070
                                                                    ------------         ------------         ------------

        Net Cash Provided (Used) by
         Financing Activities                                       $       (315)        $    350,000         $ (1,237,317)
                                                                    ------------         ------------         ------------





        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                       From
                                                                                    Inception on
                                                         For the                    May 19, 1998
                                                    Three Months Ended                Through
                                                       September 30,                September 30,
                                                ----------------------------        ------------
                                                   1999              1998              1999
                                                ----------        ----------        ----------

NET INCREASE IN CASH  EQUIVALENTS               $   60,628        $   23,452        $  113,255

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                52,627               -                 -
                                                ----------        ----------        ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                  $  113,255        $   23,452        $  113,255
                                                ==========        ==========        ==========

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

   Interest                                     $   27,395        $      -          $  105,555
   Income taxes                                 $      -          $      -          $      -

Schedule of Non-Cash Activities:

   Common stock issued for services             $  300,000        $      -          $  300,000
   Common stock issued for trading
     securities                                 $      -          $  939,764        $  939,764




        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999

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

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not indicative of the operating results for the full years.

NOTE 2 - SUBSEQUENT EVENTS

         In February 2000, the Company issued 8,000 shares of common stock, no par value, for $40,000.

         In January 2000, the Company purchased 1,200 shares of its common stock for $6,000 and retired those shares.

         In December 1999, the Company issued 31,600 shares of common stock for $158,000.

         The Company transferred all of its trading securities into its wholly-owned subsidiary Oxir Investment Ltd., which is an offshore company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, establishment of new projects and launching of new subsidiaries. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

RESULTS OF OPERATIONS

        For the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

        Net loss for the three month period ended September 30, 1999 (the "first quarter of 1999") was $531,313, or $.03 per share, compared to a $120,362 loss, or $.03 per share, for the three month period ended September 30, 1998 (the "first quarter of 1998"). This decrease in net income is due primarily to the increase in the Company's size and business operations.

        The Company did not recognize any sales during the first quarter of 1999 or the first quarter of 1998. Rather, its revenues consist of realized and unrealized gains on marketable securities. The Company realized a gain on the sale of marketable securities of $665,871 and an unrealized gain of $557,289 during the first quarter of 1999, compared to no gains during the first quarter of 1998.

        During the first quarter of 1999, the Company had interest expense of $35,638 compared to $0 for the first quarter of 1998, which reflects interest paid on the Company's margin accounts. General and administrative expenses increased 1,552% to $1,980,660 for the first quarter of 1999 from $119,885 for the first quarter of 1998, and rent expense increased to $19,813 for the first quarter of 1999 from $0 for the first quarter of 1998. These increases are due to increased operating activity and an enlarged staff in the first quarter of 1999 and costs associated with opening two overseas offices. The Company also had depreciation expense of $37,353 for the first quarter of 1999 compared to $477 for the first quarter of 1998.

        A tax provision has been made for the first quarter of 1999 and the fiscal year ended June 30, 1999 based on pre-tax capital gains. The Company pays taxes in the British Virgin Islands and the United States.

LIQUIDITY AND CAPITAL RESOURCES

        Total cash and cash equivalents at September 30, 1999 was $113,255 compared to $52,627 at June 30, 1999. Also at September 30, 1999, the Company had $3,025,403 in investments in trading securities compared to $4,672,246 at June 30, 1999.

        Net cash used by operating activities for the first quarter of 1999 was $277,294 compared to $223,885 in the first quarter of 1998. This was due primarily to the income tax benefit that the Company has received.

        Net cash provided by investing activities for the first quarter of 1999 was $338,237 compared to $102,663 for the first quarter of 1998. This is attributed primarily to a decrease in trading securities.

        Net cash used by financing activities was $315 for the first quarter of 1999 compared to $350,000 provided in the first quarter of 1998. This reflects the issuance of the Company's stock for cash and for expenses during the first quarter of 1998.

        At September 30, 1999 the Company had total assets of $7,725,445 and stockholders' equity of $4,104,435. In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was ($272,229) at September 30, 1999, compared to $505,938 at June 30, 1999.

        The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from its operating and investing activities or, if necessary from the sale of securities. Management has not entered into any arrangements or definitive agreements for additional sales of securities, either through a private placement or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations. There can be no assurance that the Company will be able to obtain financing.

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

        The Company has completed its assessment of the Year 2000 issue, including both technology and non-technology systems, and believes that any costs of addressing the issue will not have a material adverse impact on its financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. Prior to purchasing its technology systems, the Company received confirmation from its vendors that the systems are Year 2000 compliant. Currently, the Company's technology system is equipped with an ASUS P2B-F motherboard and SuperMicro P6DGE motherboard with the latest BIOS versions. The Company's servers are functioning under LinuxREdHat 5.2 operational system and its www servers use the Apache / 1.3.6 Unix mod. The Company's principal offices use Windows 2000 and Windows NT4 SP5. The Company does not have any significant non-information technology or systems.

        The Company has not incurred any material costs associated with its assessment of the Year 2000 problem. In the event that the Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan to be developed, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved. The Company did not have any problems regarding Year 2000 through February 2000.

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

FORWARD-LOOKING STATEMENTS

        This Form 10-QSB contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-QSB which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," intent," "could," estimate" or continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are beyond the control of the Company.

PART II

ITEM 1. LEGAL PROCEEDINGS

        There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2. CHANGES IN SECURITIES

        During the three month period ended September 30, 1999, the Company issued 60,000 shares of its common stock, no par value, valued at $5.00 per share, to an entity as compensation for services rendered to the Company. The issuance was made in a private transaction to an entity familiar with the business of the Company. For this transaction, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibit 27.1 - Financial Data Schedule

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              OXIR INVESTMENTS, INC.

Date:  July 18, 2000                          By:  /S/ VASSILI I. OXENUK
                                                 -----------------------
                                              Vassili I. Oxenuk,
                                              President and Director
                                              (Principal Executive Officer)


Date:  July 18, 2000                          By  /S/ MICHAEL SMIRNOV
                                                ---------------------
                                              Michael Smirnov, Vice President,
                                              Chief Financial Officer and
                                              Director (Principal Accounting
                                              Officer)