Form 10QSB/A
period 1999-12-31
OXIR INVESTMENTS INC
filed 2000-07-18
CIK 1088431

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

                    FOR THE TRANSITION PERIOD FROM _______ TO

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes       No  X
          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of the Company's common stock, no par value, as of February 14, 2000: 21,182,200

                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                         PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements..............................................         1

                  Consolidated Balance Sheets -- December 31, 1999 and June 30, 1999.............         3

                  Consolidated Statements of Operations -- Three and Six Months Ended
                  December 31, 1999 and 1998.....................................................         5

                  Consolidated Statements of Stockholders' Equity................................         6

                  Consolidated Statements of Cash Flows -- Three and  Six Months Ended
                  December 31, 1999 and 1998.....................................................         7

                  Notes to Consolidated Financial Statements ....................................         9

Item 2.           Management's Discussion and Analysis and
                    Results of Operations........................................................         10

                                         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................         12

Item 2.           Changes In Securities..........................................................         12

Item 3.           Defaults Upon Senior Securities ...............................................         12

Item 4.           Submission of Matters to a Vote of Securities Holders .........................         12

Item 5.           Other Information .............................................................         12

Item 6.           Exhibits and Reports on Form 8-K...............................................         12

                           SIGNATURES ...........................................................         13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The following unaudited Financial Statements for the period ended December 31, 1999, have been prepared by the Company.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999 AND JUNE 30, 1999

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                               ASSETS
                                               ------

                                                                        December 31,                June 30,
                                                                            1999                      1999
                                                                 ------------------------   ------------------------
                                                                       (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                     $                 48,617   $                 52,627
   Investment in trading securities                                             4,937,524                  4,672,246
   Prepaid expenses                                                                 3,969                      3,978
                                                                 ------------------------   ------------------------

      Total Current Assets                                                      4,990,110                  4,728,851
                                                                 ------------------------   ------------------------

PROPERTY AND EQUIPMENT                                                          4,450,042                  4,013,222
                                                                 ------------------------   ------------------------

OTHER ASSETS

   Investment                                                                     300,000                     -
   Related party receivable                                                         8,080                      8,080
   Deposits                                                                        15,000                     15,000
                                                                 ------------------------   ------------------------

      Total Other Assets                                                          323,080                     23,080
                                                                 ------------------------   ------------------------

      TOTAL ASSETS                                               $              9,763,232   $              8,765,153
                                                                 ========================   ========================

  The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

                                                                        December 31,                June 30,
                                                                            1999                      1999
                                                                 ------------------------   ------------------------
                                                                       (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                              $                 25,316   $                 39,121
   Margin account                                                               1,814,327                  1,981,464
   Client funds payable                                                         1,493,461                  1,252,131
   Provision for income taxes                                                      82,373                    398,760
   Deferred tax liability                                                         547,530                    550,134
   Current portion - mortgage payable                                               1,550                      1,303
                                                                 ------------------------   ------------------------

      Total Current Liabilities                                                 3,964,557                  4,222,913
                                                                 ------------------------   ------------------------

LONG-TERM LIABILITY

   Mortgage payable                                                               205,525                    206,492
                                                                 ------------------------   ------------------------

      Total Long-Term Liability                                                   205,525                    206,492
                                                                 ------------------------   ------------------------

      Total Liabilities                                                         4,170,082                  4,429,405
                                                                 ------------------------   ------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of no
    par value, 21,182,200 and 21,090,600 shares issued
    and outstanding, respectively                                               2,956,769                  2,498,769
   Retained earnings                                                            2,636,381                  1,836,979
                                                                 ------------------------   ------------------------

      Total Stockholders' Equity                                                5,593,150                  4,335,748
                                                                 ------------------------   ------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $              9,763,232   $              8,765,153
                                                                 ========================   ========================





  The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                         Consolidated Income Statements
                                   (Unaudited)

                                                        For the                              For the
                                                   Six Months Ended                     Three Months Ended
                                                      December 31,                          December 31,
                                       ---------------------------------------------   ---------------------
                                                1999                    1998                    1999
                                       ---------------------   ---------------------   ---------------------
SALES                                  $              -        $              -        $              -

COST OF GOODS SOLD                                    -                       -                       -
                                       ---------------------   ---------------------   ---------------------

GROSS MARGIN                                          -                       -                       -
                                       ---------------------   ---------------------   ---------------------

COSTS AND EXPENSES

   Depreciation expense                              141,528                  13,869                 104,175
   Rent expense                                       28,067                   8,383                   8,254
   General and administrative                      2,274,920                 238,531                 294,260
                                       ---------------------   ---------------------   ---------------------

      Total Costs and Expenses                     2,444,515                 260,783                 406,689
                                       ---------------------   ---------------------   ---------------------

      Net Loss From Operations                    (2,444,515)               (260,783)               (406,689)
                                       ---------------------   ---------------------   ---------------------

OTHER INCOME (EXPENSE)

   Interest expense                                  (65,336)                (14,250)                (29,698)
   Net realized gain on sale of
    marketable securities                            825,939                 375,475                 160,068
   Net unrealized gain on
    marketable securities                          2,164,323               1,250,375               1,607,034
   Dividends                                          -                       -                       -
                                       ---------------------   ---------------------   ---------------------

      Total Other Income (Expense)                 2,924,926               1,611,600               1,737,404
                                       ---------------------   ---------------------   ---------------------

INCOME BEFORE TAXES                                  480,411               1,350,817               1,330,715
                                       ---------------------   ---------------------   ---------------------

INCOME TAX (Benefit)                                (318,991)                316,298                  -
                                       ---------------------   ---------------------   ---------------------

NET INCOME                             $             799,402   $           1,034,519   $           1,330,715
                                       =====================   =====================   =====================

BASIC INCOME PER SHARE                 $                0.04   $                0.10   $                0.06
                                       =====================   =====================   =====================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            21,128,074              10,200,490              21,170,000
                                       =====================   =====================   =====================

                                                                          From
                                              For the                  Inception on
                                        Three Months Ended               May 19,
                                            December 31,               1998 Through
                                       ---------------------           December 31,
                                                1998                      1999
                                       ---------------------   -----------------------
SALES                                  $              -        $                -

COST OF GOODS SOLD                                    -                         -
                                       ---------------------   -----------------------

GROSS MARGIN                                          -                         -
                                       ---------------------   -----------------------

COSTS AND EXPENSES

   Depreciation expense                               13,392                   181,703
   Rent expense                                        8,383                    62,215
   General and administrative                        118,646                 2,749,503
                                       ---------------------   -----------------------

      Total Costs and Expenses                       140,421                 2,993,421
                                       ---------------------   -----------------------

      Net Loss From Operations                      (140,421)               (2,993,421)
                                       ---------------------   -----------------------

OTHER INCOME (EXPENSE)

   Interest expense                                  (14,250)                 (150,236)
   Net realized gain on sale of
    marketable securities                            375,475                 2,520,026
   Net unrealized gain on
    marketable securities                          1,250,375                 3,889,787
   Dividends                                          -                            128
                                       ---------------------   -----------------------

      Total Other Income (Expense)                 1,611,600                 6,259,705
                                       ---------------------   -----------------------

INCOME BEFORE TAXES                                1,471,179                 3,266,284
                                       ---------------------   -----------------------

INCOME TAX (Benefit)                                 316,298                   629,903
                                       ---------------------   -----------------------

NET INCOME                             $           1,154,881   $             2,636,381
                                       =====================   =======================

BASIC INCOME PER SHARE                 $                0.07
                                       =====================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                            15,720,000
                                       =====================

  The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                               Common Stock
                                            ------------------------------------------------------              Retained
                                                    Shares                         Amount                       Earnings
                                            ------------------------      ------------------------      ------------------------
Balance at inception                                          -           $                 -           $                 -

Net income from inception on May 19,
 1998 through June 30, 1998                                   -                             -                             -
                                            ------------------------      ------------------------      ------------------------

Balance, June 30, 1998                                        -                             -                             -

Shares issued to founders at
 predecessor cost of $0.00 per share                      13,770,000                        -                             -

Shares issued for trading securities
 at $0.70 per share                                        1,350,000                       939,764                        -

Common stock issued for cash at
 $1.00 per share                                             600,000                       600,000                        -

Stock issuance costs                                          -                           (250,000)                       -

Common stock issued for cash
 at $5.00 per share                                          100,600                       503,000                        -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                                          5,270,000                       706,005                        -

Net income for the year ended
 June 30, 1999                                                -                             -                          1,836,979
                                            ------------------------      ------------------------      ------------------------

Balance, June 30, 1999                                    21,090,600                     2,498,769                     1,836,979

Common stock issued for services
 at $5.00 per share (unaudited)                               60,000                       300,000                        -

Common stock issued for cash at
 $5.00 per share (unaudited)                                  31,600                       158,000                        -

Net income for the six months ended
 December 31, 1999 (unaudited)                                -                             -                            799,402
                                            ------------------------      ------------------------      ------------------------

Balance, December 31, 1999 (unaudited)                    21,182,200      $              2,956,769      $              2,636,381
                                            ========================      ========================      ========================






  The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              For the                                     For the
                                                         Six Months Ended                           Three Months Ended
                                                            December 31,                                December 31,
                                             ------------------------------------------  ------------------------------------------
                                                     1999                   1998                 1999                   1998
                                             -------------------   --------------------  -------------------   --------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income                                $           799,402   $          1,034,519  $         1,330,715   $          1,154,881
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation expense                               141,528                 13,869              104,175                 13,392
      Stock issued for services                          300,000                 -                    -                      -
   Changes in assets and liabilities:
      (Increase) decrease in prepaid
       expenses                                                9                 -                    -                      -
      (Increase) in related party receivables             -                      -                    -                      -
      (Increase) decrease in deposits                     -                     (81,667)              -                      33,333
      Increase (decrease) in accounts
       payable                                           (25,467)                24,040               (1,756)                13,040
      Increase (decrease) in accrued
       liabilities                                       252,992              1,202,125               (6,369)             1,202,125
      Increase (decrease) in provision
       for income taxes                                 (318,991)               316,298               -                     316,298
                                             -------------------   --------------------  -------------------   --------------------

         Net Cash Provided by Operating
          Activities                                   1,149,473              2,509,184            1,426,765              2,733,069
                                             -------------------   --------------------  -------------------   --------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Investment in bank                                   (300,000)                -                    -                      -
   (Increase) decrease in trading securities            (265,278)            (2,325,850)          (1,912,121)            (2,325,850)
   Increase (decrease) in margin account                (167,137)               981,112              557,602                981,112
   Purchase of property and equipment                   (578,348)            (1,473,452)            (294,479)            (1,370,789)
                                             -------------------   --------------------  -------------------   --------------------

         Net Cash (Used) by Investing
          Activities                                  (1,310,763)            (2,818,190)          (1,648,998)            (2,715,527)
                                             -------------------   --------------------  -------------------   --------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from notes payable                            -                      -                    -                      -
   Payments on notes payable                                (720)                -                      (405)                -
   Stock issuance costs                                   -                    (250,000)              -                      -
   Common stock issued for cash                          158,000                600,000              158,000                 -
   Advances to related parties                            -                      -                    -                      -
   Cash from subsidiaries                                 -                      -                    -                      -
                                             -------------------   --------------------  -------------------   --------------------

         Net Cash Provided (Used) by
          Financing Activities               $           157,280   $            350,000  $           157,595   $             -
                                             -------------------   --------------------  -------------------   --------------------

                                                       From
                                                   Inception on
                                                      May 19,
                                                   1998 Through
                                                   December 31,
                                                       1999
                                               ---------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income                                  $           2,636,381
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation expense                                   181,703
      Stock issued for services                              300,000
   Changes in assets and liabilities:
      (Increase) decrease in prepaid
       expenses                                               (3,969)
      (Increase) in related party receivables                 (8,080)
      (Increase) decrease in deposits                         -
      Increase (decrease) in accounts
       payable                                                 6,913
      Increase (decrease) in accrued
       liabilities                                           244,732
      Increase (decrease) in provision
       for income taxes                                      629,903
                                               ---------------------

         Net Cash Provided by Operating
          Activities                                       3,987,583
                                               ---------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Investment in bank                                       (300,000)
   (Increase) decrease in trading securities              (2,243,040)
   Increase (decrease) in margin account                   1,106,188
   Purchase of property and equipment                     (1,422,392)
                                               ---------------------

         Net Cash (Used) by Investing
          Activities                                      (2,859,244)
                                               ---------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from notes payable                               208,000
   Payments on notes payable                                    (925)
   Stock issuance costs                                     (250,000)
   Common stock issued for cash                            1,261,000
   Advances to related parties                            (2,337,867)
   Cash from subsidiaries                                     40,070
                                               ---------------------

         Net Cash Provided (Used) by
          Financing Activities                 $          (1,079,722)
                                               ---------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                         For the                            For the
                                                    Six Months Ended                   Three Months Ended
                                                       December 31,                       December 31,
                                         -------------------   --------------------   -------------------
                                                 1999                   1998                  1999
                                         -------------------   --------------------   -------------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                    $            (4,010)  $             40,994   $           (64,638)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  52,627                 -                    113,255
                                         -------------------   --------------------   -------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $            48,617   $             40,994   $            48,617
                                         ===================   ====================   ===================

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

   Interest                              $            59,634   $             14,250   $            32,239
   Income taxes                          $            -        $             -        $            -

Schedule of Non-Cash Activities:

   Common stock issued for services      $           300,000   $             -        $            -
   Common stock issued for trading
     securities                          $            -        $            939,764   $            -

                                                                        From
                                              For the               Inception on
                                         Three Months Ended            May 19,
                                            December 31,            1998 Through
                                        --------------------        December 31,
                                                 1998                  1999
                                        --------------------   ---------------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                   $             17,542   $              48,617

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  23,452                  -
                                        --------------------   ---------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $             40,994   $              48,617
                                        ====================   =====================

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

   Interest                             $             14,250   $             137,794
   Income taxes                         $             -        $              -

Schedule of Non-Cash Activities:

   Common stock issued for services     $             -        $             300,000
   Common stock issued for trading
     securities                         $             -        $             939,764


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

NOTE 2 -        INCOME TAX EXPENSE

                There is no income tax expense for the three months ended December 31, 1999 as all of the securities were transferred into a wholly-owned subsidiary and its offshore accounts.

NOTE 3 -        SUBSEQUENT EVENTS

                In February 2000, the Company issued 8,000 shares of its common stock, no par value, for $40,000.

                In January 2000, the Company purchased 1,200 shares of its common stock for $6,000 and retired those shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

                For the three and six months ended December 31, 1999 compared to the three and six months ended December 31, 1998.

                Net income for the three month (the "second quarter") and six month (the "first half") periods ended December 31, 1999 was $1,330,735 ($.06 per share) and $787,471 ($.04 per share), respectively, compared to $1,154,881 ($.07 per share) and $1,034,519 ($.10 per share) for the second quarter and first half of 1998, respectively. The Company did not recognize any sales during the second quarter or first half of 1999 or 1998. The 15% increase in net income for the second quarter of 1999 is attributed primarily to the 29% increase in net unrealized gains from $1,250,375 in the second quarter of 1998 to $1,607,034 in the second quarter of 1999. This gain was partially offset by the 57% decrease in net realized gain on marketable securities, from $375,475 in the second quarter of 1998 to $160,068 in the second quarter of 1999. During the second quarter of 1999, total costs and expenses increased 190% from the second quarter of 1998, primarily attributed to the 148% increase in general and administrative expenses due to increased company size, and the 678% increase in depreciation expense due to purchases of new property and equipment. The Company pays taxes in the British Virgin Islands and United States.

                The 23% decrease in net income for the first half of 1999 is attributed primarily to the 837% increase in total costs and expenses from $260,783 in the first half of 1998 to $2,444,515 in the first half of 1999. Also, interest expense for the second quarter and first half of 1999 increased 108% and 358%, respectively, when compared to the second quarter and first half of 1998. This increase reflects interest paid on the Company's margin accounts. The increase in total cost and expenses was offset by net realized gain on marketable securities that increased 120% to $825,939 in the first half of 1999 from $375,475 in the first half of 1998. In addition net unrealized gain on marketable securities increased 73% to $2,164,323 in the first half of 1999 from $1,250,375 in the first half of 1998. General and administrative expenses increased 854% during the first half of 1999 due to increased Company size, depreciation expense increased 920% due to purchases of new properties and equipment, and rent expense increased 235% due to new spaces leased for business operations. The Company's income tax obligation decreased from $316,298 in the first half of 1998 to a tax benefit of $318,991 for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

                Total cash and cash equivalents at December 31, 1999 was $48,617 compared to $52,627 at June 30, 1999. Also at December 31, 1999, the Company had $4,937,524 in investments in trading securities compared to $4,672,246 at June 30, 1999. The 6% increase is due primarily to market appreciation.

                Net cash provided by operating activities for the second quarter and first half of 1999 was $1,426,765 and $1,149,473, respectively, compared to $2,733,069 and $2,509,184 for the second quarter and first half of 1998, respectively. The 48% decrease during the second quarter of 1999 is primarily attributed to the $1,202,125 increase in accrued liabilities in the second quarter of 1998 compared to the $6,389 decrease in the second quarter of 1999. The 54% decrease during the first half of 1999 is primarily attributed to the decrease in net income, in accrued liabilities and in deposits.

                Net cash used by investing activities for the second quarter and first half of 1999 was $1,648,998 and $1,310,763, respectively, compared to $2,715,527 and $2,818,190 for the second quarter and first half of 1998, respectively. These results are primarily attributed to decreased purchases of property and equipment in the second quarter of 1999 and decrease in margin account.

                Net cash provided by financing activities was $157,595 and $157,280 for the second quarter and first half of 1999, respectively, compared to $0 and $350,000 provided in the second quarter and first half of 1998, respectively. This reflects the issuance of the Company's stock for $600,000 during the first half of 1998 and $250,000 in costs related to the issuance.

                At December 31, 1999 the Company had total assets of $9,763,232 and stockholders' equity of $5,593,150. In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was $1,025,553 at December 31, 1999, compared to $505,938 at June 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES

                During the three month period ended December 31, 1999, the Company issued 31,600 shares of its common stock, no par value, valued at $5.00 per share, to one person and one entity for each. The issuances were made in private transactions to persons familiar with the business of the Company. For these transactions, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

                                           OXIR INVESTMENTS, INC.

Date:  July 18, 2000                      By   /S/ VASSILI I. OXENUK
                                               ----------------------
                                               Vassili I. Oxenuk,
                                               President and Director
                                               (Principal Executive Officer)


Date:  July 18, 2000                      By   /S/ MICHAEL SMIRNOV
                                               ----------------------
                                               Michael Smirnov,
                                               Vice President, Chief Financial
                                               Officer and Director (Principal
                                               Accounting Officer)