Form 10QSB
period 2000-03-31
OXIR INVESTMENTS INC
filed 2000-07-18
CIK 1088431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                             APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of the Company's common stock, no par value, as of May 15, 2000: 21,182,200

                                      TABLE OF CONTENTS

Heading                                                                                Page
-------                                                                                ----
                                PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements................................       1

               Consolidated Balance Sheets -- March 31, 2000 and June 30, 1999..       3

               Consolidated Statements of Operations -- three and nine months ended
               March 31, 2000 and 1999..........................................       5

               Consolidated Statements of Stockholders' Equity..................       6

               Consolidated Statements of Cash Flows -- three and nine months ended
               March 31, 2000 and 1999..........................................       7

               Notes to Consolidated Financial Statements ......................       9

Item 2.        Management's Discussion and Analysis and Results of Operations...       10

                                  PART II. OTHER INFORMATION

Item 1.        Legal Proceedings................................................       11

Item 2.        Changes In Securities............................................       12

Item 3.        Defaults Upon Senior Securities..................................       12

Item 4.        Submission of Matters to a Vote of Securities Holders............       12

Item 5.        Other Information................................................       12

Item 6.        Exhibits and Reports on Form 8-K.................................       12

               SIGNATURES.......................................................       13

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

        The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.

                   OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 2000 AND JUNE 30, 1999

                           OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                                 Consolidated Balance Sheets

                                            ASSETS
                                            ------

                                                                 March 31,          June 30,
                                                                   2000               1999
                                                              --------------     --------------
                                                                (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                                   $       86,160     $       52,627
  Investment in trading securities                                 3,827,625          4,672,246
  Prepaid expenses                                                     3,969              3,978
                                                              --------------     --------------

    Total Current Assets                                           3,917,754          4,728,851
                                                              --------------     --------------

PROPERTY AND EQUIPMENT                                             4,635,027          4,013,222
                                                              --------------     --------------

OTHER ASSETS

  Investment                                                         300,000                -
  Related party receivable                                               -                8,080
  Deposits                                                            15,000             15,000
                                                              --------------     --------------

    Total Other Assets                                               315,000             23,080
                                                              --------------     --------------

    TOTAL ASSETS                                              $    8,867,781     $    8,765,153
                                                              ==============     ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                           OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                           Consolidated Balance Sheets (Continued)

                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,            June 30,
                                                                   2000                 1999
                                                              --------------      --------------
                                                                (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                            $       10,143      $       39,121
  Margin account                                                   2,157,367           1,981,464
  Client funds payable                                             1,556,921           1,252,131
  Provision for income taxes                                          82,373             398,760
  Deferred tax liability                                             547,530             550,134
  Current portion - mortgage payable                                   1,550               1,303
                                                              --------------      --------------

    Total Current Liabilities                                      4,355,884           4,222,913
                                                              --------------      --------------

LONG-TERM LIABILITY

  Mortgage payable                                                   203,450             206,492
                                                              --------------      --------------

    Total Long-Term Liability                                        203,450             206,492
                                                              --------------      --------------

    Total Liabilities                                              4,559,334           4,429,405
                                                              --------------      --------------

COMMITMENTS

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized of no
   par value, 21,189,000 and 21,090,600 shares issued
   and outstanding, respectively                                   2,990,769           2,498,769
  Retained earnings                                                1,317,678           1,836,979
                                                              --------------      --------------

    Total Stockholders' Equity                                     4,308,447           4,335,748
                                                              --------------      --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    8,767,781      $    8,765,153
                                                              ==============      ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                         Consolidated Income Statements
                                   (Unaudited)

                                                                                                              From
                                                                                                          Inception on
                                              For the                              For the                May 19, 1998
                                          Nine Months Ended                  Three Months Ended              Through
                                              March 31,                            March 31,                March 31,
                                   -------------------------------     ------------------------------     --------------
                                        2000              1999              2000              1999             2000
                                   ------------      -------------     -------------     ------------     --------------

SALES                              $     -           $     -           $      -          $     -          $       -

COST OF GOODS SOLD                       -                  -                 -                -                  -
                                   ------------      -------------     -------------     ------------     --------------

GROSS MARGIN                             -                  -                 -                -                  -
                                   ------------      -------------     -------------     ------------     --------------

COSTS AND EXPENSES

  Depreciation expense                  274,335             27,261           132,807           13,392            314,510
  Rent expense                           56,134             16,766            28,067            8,383             90,282
  General and administrative          4,267,072            484,406         1,992,152          245,875          4,741,655
                                   ------------      -------------     -------------     ------------     --------------

    Total Costs and Expenses          4,597,541            528,433         2,153,026          267,650          5,146,447
                                   ------------      -------------     -------------     ------------     --------------

    Net Loss From Operations         (4,597,541)          (528,433)       (2,153,026)        (267,650)        (5,146,447)
                                   ------------      -------------     -------------     ------------     --------------

OTHER INCOME (EXPENSE)

  Interest expense                     (104,673)          (135,470)          (39,337)         (21,220)          (189,573)
  Net realized gain on sale of
   marketable securities              1,671,859            764,800           845,920          389,325          3,365,946
  Net unrealized gain on
   marketable securities              2,192,063          1,430,986            27,740          180,611          3,917,527
  Dividends                              -                  -                 -                -                     128
                                   ------------      -------------     -------------     ------------     --------------

    Total Other Income (Expense)      3,759,249          2,160,316           834,323           548,71          7,094,028
                                   ------------      -------------     -------------     ------------     --------------

INCOME (LOSS) BEFORE TAXES             (838,292)         1,631,883        (1,318,703)         281,066          1,947,581
                                   ------------      -------------     -------------     ------------     --------------

INCOME TAX (Benefit)                   (318,991)           571,150            -               254,852            629,903
                                   ------------      -------------     -------------     ------------     --------------

NET INCOME (LOSS)                  $   (519,301)     $   1,060,733     $  (1,318,703)    $     26,214     $    1,317,678
                                   ============      =============     =============     ============     ==============

BASIC INCOME (LOSS)

 PER SHARE                         $      (0.02)     $        0.10     $       (0.06)    $       0.00
                                   ============      =============     =============     ============

WEIGHTED AVERAGE NUMBER

 OF SHARES OUTSTANDING               21,153,484         10,200,490        21,186,684       15,720,000
                                   ============      =============     =============     ============


   The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                            Common Stock
                                          -----------------------------------
Retained
                                            Shares            Amount            Earnings
                                          --------------    --------------    --------------

Balance at inception                              -         $       -         $       -

Net income from inception on May 19,
 1998 through June 30, 1998                       -                 -                 -
                                          --------------    --------------    --------------

Balance, June 30, 1998                            -                 -                 -

Shares issued to founders at
 predecessor cost of $0.00 per share          13,770,000            -                -

Shares issued for trading securities
 at $0.70 per share                            1,350,000           939,764            -

Common stock issued for cash at
 $1.00 per share                                 600,000           600,000            -

Stock issuance costs                              -               (250,000)           -

Common stock issued for cash
 at $5.00 per share                              100,600           503,000            -

Common stock issued for related
 party acquisitions, recorded at
 predecessor cost                              5,270,000           706,005            -

Net income for the year ended
 June 30, 1999                                    -                 -              1,836,979
                                          --------------    --------------    --------------

Balance, June 30, 1999                        21,090,600         2,498,769         1,836,979

Common stock issued for services
 at $5.00 per share (unaudited)                   60,000           300,000            -

Common stock issued for cash at
 $5.00 per share (unaudited)                      31,600           158,000            -

Retired shares (unaudited)                        (1,200)           (6,000)           -

Common stock issued for cash at $5.00
 per share (unaudited)                             8,000            40,000            -

Net loss for the nine months ended
 March 31, 2000 (unaudited)                       -                 -               (519,301)
                                          --------------    --------------    --------------

Balance, March 31, 2000 (unaudited)           21,189,000    $    2,990,769    $    1,317,678
                                          ==============    ==============    ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  From
                                                                                              Inception on
                                               For the                    For the             May 19, 1998
                                           Nine Months Ended         Three Months Ended          Through
                                               March 31,                  March 31,             March 31,
                                       -------------------------  -------------------------  --------------
                                           2000         1999          2000         1999          2000
                                       ------------  -----------  ------------  -----------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                    $   (519,301) $ 1,060,733  $ (1,318,703) $    26,214  $   1,317,678
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:

    Depreciation expense                    274,335       27,261       132,807       13,392        314,510
    Stock issued for services               300,000          -             -            -          300,000
  Changes in assets and liabilities:
    (Increase) decrease in prepaid
     expenses                                     9          -             -            -           (3,969)
    (Increase) in related party receivables    -             -             -            -           (8,080)
    (Increase) decrease in deposits            -             -             -         81,667        (15,000)
    Increase (decrease) in accounts
     payable                                (20,898)      36,840         4,569       12,800         11,482
    Increase (decrease) in accrued
     liabilities                            304,790    1,249,666        51,798       47,541        311,530
    Increase (decrease) in provision
     for income taxes                      (318,991)     571,150           -        254,852        629,903
                                       ------------  -----------  ------------  -----------  -------------

      Net Cash Provided  (used) by
       Operating Activities                  19,944    2,945,650    (1,129,529)     436,466      2,858,054
                                       ------------  -----------  ------------  -----------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Investment in bank                       (300,000)         -             -            -         (300,000)
  (Increase) decrease in trading
      securities                            844,621   (2,560,890)    1,109,899     (235,040)    (1,133,141)
  Increase (decrease) in margin account     175,903    1,246,800       343,040       26,568      1,449,228
  Purchase of property and equipment       (896,140)  (1,929,597)     (317,792)    (217,025)    (1,740,184)
                                       ------------  -----------  ------------  -----------  -------------

      Net Cash Provided (Used) by
       Investing Activities                (175,616)  (3,243,687)    1,135,147     (425,497)    (1,724,097)
                                       ------------  -----------  ------------  -----------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Retirement of common stock                 (6,000)        -           (6,000)         -           (6,000)
  Proceeds from notes payable                  -            -              -            -          208,000
  Payments on notes payable                  (2,795)        -           (2,075)         -           (3,000)
  Stock issuance costs                         -        (250,000)          -            -         (250,000)
  Common stock issued for cash              198,000      600,000        40,000          -        1,301,000
  Advances to related parties                  -            -              -            -       (2,337,867)
  Cash from subsidiaries                       -            -              -            -           40,070
                                       ------------  -----------  ------------  -----------  -------------

      Net Cash Provided (Used) by
       Financing Activities            $    189,205  $   350,000  $     31,925  $       -    $  (1,047,797)
                                       ------------  -----------  ------------  -----------  -------------



   The accompanying notes are an integral part of these consolidated financial statements.

                    OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                                  From
                                                                                              Inception on
                                               For the                    For the             May 19, 1998
                                           Nine Months Ended         Three Months Ended         Through
                                               March 31,                  March 31,             March 31,
                                     ---------------------------  -------------------------  --------------
                                         2000           1999         2000          1999           1999
                                     --------------  -----------  ------------  -----------  ---------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                  $     33,533  $    51,963  $     37,543  $    10,969  $      86,160

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         52,627          -          48,617       40,994            -
                                       ------------  -----------  ------------  -----------  --------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                         $     86,160  $    51,963  $     86,160  $    51,963  $      86,160
                                       ============  ===========  ============  ===========  =============

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

  Interest                             $     98,277  $    38,950  $     38,643  $    24,780  $     176,437
  Income taxes                         $        -    $       -    $        -    $       -    $         -

Schedule of Non-Cash Activities:

  Common stock issued for services     $    300,000  $       -    $        -    $       -    $     300,000
  Common stock issued for trading
    securities                         $        -    $   939,764  $        -    $       -    $     939,764



   The accompanying notes are an integral part of these consolidated financial statements.

                        OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                    Notes to the Consolidated Financial Statements
                         March 31, 2000 and December 31, 1999

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

           The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

           Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1999 audited consolidated financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, establishing new projects and launching new subsidiaries. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

RESULTS OF OPERATIONS

        For the three and nine months ended March 31, 2000 compared to the three and nine months ended March 31, 1999.

        Net loss for the three month (the "third quarter") and nine month periods (the "first nine months") ended March 31, 2000 was $1,318,703 ($.06 per share) and $519,301 ($.03 per share), respectively, compared to a net income of $26,214 or $.07 per share and $1,060,733 or $.10 per share for the third quarter and first nine months of 1999, respectively. The Company did not recognize any sales during the third quarter or the first nine months of 2000 or 1999. Rather, its revenues consist of realized and unrealized gains on marketable securities. The Company realized a 117% increase of the gain on the sale of marketable securities of $845,920 for the third quarter of 2000 as compared to $389,325 for the third quarter of 1999, and a 119% increase for the first nine months of 2000 from $764,800 for the first nine months of 1999 to $1,671,859 for the first nine months of 2000. The Company's unrealized gain on marketable securities declined 85% to $27,740 in the third quarter of 2000 compared to $180,611 in the third quarter of 1999. For the first nine months of 2000, the unrealized gain increased 53% to $2,192,063 compared to $1,430,986 for the first nine months of 1999.

        The $1,344,917 decrease in net income for the third quarter of 2000 is attributed primarily to the 710% increase in general and administrative expenses from $245,875 in the third quarter of 1999 to $1,992,152 in the third quarter of 2000. This increase was partially offset by the increase in net realized gain on marketable securities. During the third quarter of 2000, total costs and expenses increased 704% from the third quarter of 1999, primarily attributed to the increase in general and administrative expenses due to increased Company size and the 892% increase in depreciation expense due to purchases of new property and equipment. The Company pays taxes in the British Virgin Islands and United States.

        The $1,580,034 decrease in net income for the first nine months of 2000 is attributed primarily to the 781% increase in general and administrative expenses for the first nine months of 2000 from $484,406 in the first nine months of 1999 to $4,267,072 in the first nine months of 2000. This increase was partially offset by the 119% increase in net realized gain on marketable securities from $764,800 in the first nine months of 1999 to $ 1,671,859 in the first nine months of 2000. Also, net unrealized gain on marketable securities increased 53% to $2,192,063 in the first nine months of 2000 from $1,430,986 in the first nine months of 1999. During the first nine months of 2000, total costs and expenses increased 770% compared to the first nine months of 1999. Depreciation expense increased 906% due to purchases of new properties and equipment, and rent expense increased 235% due to new spaces leased for business operations.

        Interest expense for the third quarter and first nine months of 2000 increased 85% and decreased by 23%, respectively, when compared to the third quarter and first nine months of 1999, respectively. These changes reflect interest paid on the Company's margin accounts.

        A tax provision has been made for the third quarter of 2000 and the fiscal year ending June 30, 2000 based on pre-tax capital gains.

LIQUIDITY AND CAPITAL RESOURCES

        Total cash and cash equivalents at March 31, 2000 was $46,160 compared to $52,627 at June 30, 1999. Also at March 31, 2000, the Company had $3,827,625
in investments in trading securities compared to $4,672,246 at June 30, 1999. The 18% decrease is due primarily to market decline.

        Net cash used by operating activities for the third quarter of 2000 was $1,129,529 while net cash provided for the first nine months of 2000 was $19,944, compared to $436,466 and $2,945,650 provided for the third quarter of 1999 and the first nine months of 1999, respectively. The 259% decrease during the third quarter of 2000 is primarily attributed to the $1,318,703 net loss in the third quarter of 2000 compared to the $26,214 net income in the third quarter of 1999. The drastic decrease during the first nine months of 2000 is primarily attributed to the decrease in net income and increase in depreciation expense, as well as the issuance of stock for services valued at $300,000. Offsetting the decrease in net cash provided for the first nine months of 2000 was the $304,790 increase in accrued liabilities in the first nine months of 2000 compared to an increase of $1,249,666 in the first nine months of 1999. This was due to decrease in clients' funds payable for the Company managed investment portfolio.

        Net cash provided by investing activities for the third quarter of 2000 was $1,135,147 and cash used in the first nine months of 2000 was $175,616. In comparison, cash used for the third quarter and first nine months of 1999 was $425,497 and $3,243,687, respectively. These results are primarily attributed to decrease in trading securities in 2000.

        Net cash used by financing activities in the third quarter of 2000 was $8,075 and net cash provided in the first nine months of 2000 was $149,205, compared to net cash provided of $0 and $350,000 for the third quarter and first nine months of 1999, respectively. This reflects the issuance of the Company's stock for $600,000 cash during the nine months of 1999 and $250,000 in costs related to the issuance.

        At March 31, 2000 the Company had total assets of $8,827,781 and stockholders' equity of $4,268,447. In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was ($478,130) at March 31, 2000, compared to $505,938 at June 30, 1999.

        The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from its operating and investing activities or, if necessary from the sale of securities or from borrowing. Management has not entered into any arrangements or definitive agreements for additional sales of securities, either through a private placement or a public offering. There can be no assurance that the Company will be able to successfully secure funds either from the sale of its securities or from loans, or that such funds may be available on terms favorable to the Company. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage, which could curtail the Company's operations. There can be no assurance that the Company will be able to obtain financing.

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

ITEM 2. CHANGES IN SECURITIES

        During the three month period ended March 31, 2000, the Company issued 8,000 shares of its common stock, no par value, for $40,000, and repurchased 1,200 shares of its common stock, no par value, for $6,000 (the "1,200 Shares"). The Company retired the 1,200 Shares. The issuances were made in a private transaction to an investor familiar with the business of the Company. For these transactions, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

                                                 OXIR INVESTMENTS, INC.





Date:  July 18, 2000                            By  /S/ VASSILI I. Oxenuk
                                                   -----------------------
                                                   Vassili I. Oxenuk,
                                                   President and Director
                                                   (Principal Executive Officer)

Date:  July 18, 2000                            By  /S/ MICHAEL Smirnov
                                                   --------------------
                                                   Michael Smirnov,
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   Director (Principal
                                                   Accounting Officer)