Form 10KSB
period 2000-06-30
OXIR INVESTMENTS INC
filed 2000-09-28
CIK 1088431

September 28, 2000





United States Securities and Exchange Commission
450 5th Street, NW
Washington, DC 20549
Attn:    William C-L Friar
         Senior Financial Analyst

         Re:      Oxir Investments, Inc.
                  Form 10-KSB for the fiscal year ended June 30, 2000 File No. 0-26377

Ladies and Gentlemen:

         We represent Oxir Investments, Inc. (the "Company"). The enclosed Form 10-KSB, which has been filed electronically in accordance with Regulation S-T, has been revised in response to the oral comments of William C-L Friar delivered to me on September 15, 2000 to the Company's Amendment No. 4 to Form 10-SB, filed with the Commission on September 7, 2000. Unless otherwise defined herein, capitalized terms and other terms used repeatedly throughout this letter shall have the same meaning set forth in the Form 10-KSB.

         Value of House: The value of Mr. Oxenuk's interest in the Las Vegas, Nevada house purchased for him by the Company is reflected in the Form 10-KSB. See Part I, Item 2, "Properties," and Part III, Item 10, "Executive
Compensation," and Part III, Item 12, "Certain Relationships and Related Transactions."

         Payment for Moscow Apartment: The payment terms for the apartment in Moscow have been disclosed. See Part I, Item 1, "Business - Russian Real Estate Development Project" and Part III, Item 12, "Certain Relationships and Related Transactions."

         We believe the foregoing and the Form 10-KSB fully responds to the staff's comments. If you have any further questions or comments please do not hesitate to call Kelly Matthews Gerber (202-861-1694) or me.

                                        Sincerely,



                                        By: /s/ Mario V. Mirabelli
                                        --------------------------
                                                Mario V. Mirabelli

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                          Commission File No. 000-26377

                             OXIR INVESTMENTS, INC.
                 (Name of Small Business Issuer in its charter)

                   California                           88-0397134
                   ----------                           ----------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)


         3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (702) 369-4260

         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class      Name of each exchange on which registered
       -------------------      -----------------------------------------
              N/A                                  N/A

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [ ]

State issuer's revenues for its most recent fiscal year: $ 769,326

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) NA

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                     [ ] Yes [X] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,189,000 as of September 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly described them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):    Yes ____; No __x__

                                     PART I

Item 1.  Description of Business

Business Development

         Oxir Investments, Inc. (the "Company") was incorporated in the State of California on November 2, 1923 as Monte Regio Corporation with the stated purpose of engaging in the business of real estate development. The Company continued in that endeavor for several years then discontinued operations. On March 1, 1972 the Company changed its name to Precision Resources, Inc. The Company remained dormant with no business activity until September 1998. The Company changed its name to Oxenuk, Inc. on November 11, 1998.

         In November 1998, the Company consummated a merger with Oxir Investments, Inc., a California corporation ("Oxir-Private"), which was formed in order to pursue international investment opportunities in real estate, technology, and industrial business, particularly in the United States and Russia, and to introduce eastern European opportunities to the United States. The Company was the surviving corporation of the merger. In association with the merger, the Company changed its name to Oxir Investments, Inc.

         In May 1999, Vassili I. Oxenuk, the President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of the Company, purchased Oxir Financial Services, Ltd., a British Virgin Islands corporation ("OFS"), and Oxir Investments, Ltd., a British Virgin Islands corporation ("OIL"). At the time of the purchase by Mr. Oxenuk, OFS engaged exclusively in trading securities for its own account and for its clients, and OIL engaged in real estate development and investment in technological and industrial projects in Russia. On June 29, 1999, the Company purchased all of the issued and outstanding shares of each of OFS and OIL from Mr. Oxenuk for 5,270,000 shares of the Company's common stock, no par value (the "Common Stock"). Upon the Company's purchase of OFS and OIL, each became a wholly owned subsidiary of the Company. OFS, OIL and the Company were under common control at the time of the merger and, therefore, the acquisitions have been accounted for at historical costs in a manner similar to a pooling of interests.

         On August 2, 1999, Oxir Internet Solutions, Inc. ("OIS") was incorporated under the laws of the State of Nevada as a majority owned (51%) subsidiary of the Company, with the balance of 49% owned by management and employees. OIS was formed to develop e-commerce in Russia.

         In addition to OIS, OIL and OFS, the Company also owns 51% of the outstanding stock of JSC "Oxir Consulting", which started its operations during the first quarter of 2000. An additional 39% of JSC "Oxir Consulting" is owned by OIS. JSC "Oxir Consulting" has entered into three contracts to provide accounting services. In November 1999, OIS purchased "ISTAR-S," a Russian private company. "ISTAR-S" subsequently changed its name to OXIRIS. OXIRIS is responsible for the purchase and resale of products, shipping and customer service for the Company's on-line store. See Part I, Item 1, "Description of Business - Internet Solutions." Additionally, the Company is seeking final Russian registration of four other Russian subsidiaries: JSC "Oxir Insurance", JSC "Oxir Fitness Club", " Oxir Imperial" and "Oxir Informtour." The owners and the percentage ownership of JSC "Oxir Insurance Corporation" will be: the Company (49%) and Mr. Oxenuk, the Company's President, Chief Executive Officer, Director and principal stockholder (51%). The owners and the percentage ownership of JSC "Oxir Informtour" will be: the Company (60%) and OIS (40%). As of June 30, 2000, these subsidiaries had not instituted operations.

         Through its subsidiaries, the Company operates in three areas:

1. Through OIS, the Company operates an Internet shop and web-hosting center in Moscow, Russia.

2. Through OFS, the Company offers a variety of financial services such as asset management and financial consulting to its non-U.S. clients with an emphasis on asset management. In addition to full-time financial management services, the Company helps its clients to define their financial goals, tolerance for market risks and investment objectives.

3. Through OIL, the Company is an active participant in a number of real estate projects including the construction of a high-rise apartment complex in Moscow, Russia.

Internet Solutions

         Through OIS, the Company is providing Internet services consisting of online sales (e-commerce), set-up and support, and web site hosting, primarily to Russian clients. Additional services provided are on-line payment systems, web site advertising and promotion, and data security.

         Based on the quarterly Gallup Media report dated October 1999 and reports given during the Internet Marketing Fall 1999 conference in Moscow (December 15-17, 1999), the number of Internet users in Russia is estimated at between 2.5 and 3 million. In addition to the Russian-based market, management believes that a viable market exits with the Russian speaking population residing in the United States, Israel, Canada, Australia and a number of European countries.

         Online Sales

         OIS has developed and implemented an online sales system. The Company's web site (http://www.oxiris.com) (the "Web Site") currently offers books and audio-video products, software, household supplies and cleaning agents and electronics to Russian- speaking consumers for sale. The Web Site was launched in February 2000 and the Company has begun to create a customer base.

         As of July 31, 2000, OIS has written agreements with the following book manufacturers and distributors: "Master Kniga" dated May 4, 2000; "Sparrk" dated April 25, 2000; "Publishing House Infra-M" dated April 20, 2000; "Top Kniga" dated February 10, 2000; "Publishing house Priboy" dated February 4, 2000; "Midiks" dated April 12, 2000; "Urist-Gardarika" dated April 17, 2000; "Book Club Terra" dated April 17, 2000; "B.S.G.-Press" dated April 19, 2000; and

"Eksmo-Press" dated February 29, 2000, allowing the Company to offer products of these entities online. The contracts provide for the delivery of books and other goods, priced by the seller and payable in Russian rubles. The agreements are subject to Russian law and disputes are to be settled by arbitration. Similar agreements have been signed with video and audio distributors: "Katakombus" dated May 29, 2000; "Yuliksis" dated May 25, 2000; "Video Marketing" dated May 11, 2000; "Viking Video" dated April 24, 2000; "Savva Group Entertainment Video" dated April 4, 2000; "Home Collection" dated April 14, 2000; "Varus Video" dated April 17, 2000 and "Kvadro-Traid" dated April 13, 2000. Additional agreements for the provision of household supplies and cleaning agents and software were completed with "Perfume-Light" and "Laksti" on May 19, 2000 and July 13, 2000, respectively. The Company is seeking additional agreements with publishing houses and merchandise wholesalers and manufacturers in order to expand the types of products offered on the Web Site.

         Payment for Goods and Services

         The Company has contracted with CyberCash to provide confirmation of credit card payments for goods and services purchased via the Web Site. Confirmation or declination of a transaction is received within 40 seconds. Upon approval of a transaction, the product is shipped to the purchaser. The Company pays CyberCash a per transaction cost of 2.5% of the transaction, with a minimum cost of $0.50 per transaction. Credit card payments are made in U.S. Dollars.

         The Company also accepts payment in Russian rubles. Ruble paying customers have the following options:

         o Pay cash to a courier on delivery. The online customer inputs the desired time of delivery. As soon as the order is completed, the Company contacts the courier, who contacts the customer by either phone or e-mail to confirm the time of delivery. The courier delivers the order, accepts the money and leaves a receipt. The courier then remits the payment to the Company. All couriers will be under contract to the Company. See Part I, Item 1, "Description of Business - Internet Solutions - Delivery of Goods."

         o Prepayment made according to invoice. After completing an order, the customer prints out an automatically generated invoice and a money transfer form. The completed form is taken to the Russian Savings Bank with branch offices throughout Russia. The payment is sent by the bank to the Company referenced with the customer's order number. As soon as the money is received, the customer is sent the order by a choice of either mail or courier.

         Under each of the plans listed above, the customers have the capability to track their order status on-line. All shipping charges are paid by the customers with the exception of Moscow deliveries that are delivered free of charge.

         The Company does not intend to convert ruble payments received from Russian customers to U.S. Dollars. Instead, the Company intends to use all ruble payments to pay Russian suppliers, to cover current expenses and to pay taxes within the territory of the Russian Federation.

         Delivery of Goods and Services

         OIS delivers goods using several methods:

         o Express Delivery provided by "United Parcel Service (Rus)," pursuant to an agreement dated February 23, 2000, and "EMS Garantpost" pursuant to an agreement dated April 2000. These couriers provide express delivery, within one to eight days, for goods delivered in Russia, the Commonwealth of Independent States ("CIS"), the United States, Canada, and Israel.

         o Traditional Delivery into foreign countries is provided by the Department of Russian Federal Mail Service ("International Postal Service"), pursuant to an agreement dated April 20, 2000. Delivery is usually within 15 days to CIS, and 21 days to the United States, Canada and Israel. Delivery within the Russian Federation is contracted through the Department of Russian Federal Mail Service ("Moscow Postal Service"), pursuant to an agreement dated April 19, 2000. Delivery is usually within seven days throughout Russia.

         For deliveries within the Moscow area, the Company has its own delivery service. Deliveries within Moscow are made within 24 hours of complete processing of an order.

         Currently, product inventories are maintained by each of the product suppliers. Each supplier provides the Company daily an accurate update of their stock and the on-line store manager updates product availability on a daily basis. The manager receives the orders placed on-line within 12 hours and then fills the orders using a supplier priority system. If the main supplier does not carry a particular item ordered, the manager will continue down a priority supplier list until the order is complete. The items are then purchased from the suppliers and delivered to the Company's sorting warehouse located in Moscow, Russia. See Part I, Item 2, "Description of Property." The procurement process varies depending on the type of product. For example, video and audio products may be obtained from the supplier within 48 hours while certain literature products take up to six days). When all items on an order are received by the Company, they are packaged and shipped using the customer's selected delivery method.

         The Company currently sells approximately 3300 movie titles in VHS format. The Company expects that the majority of movie titles will be Western-produced movies dubbed or subtitled in Russian, but less than 30 percent of the offered movie titles are expected to be Russian productions. During the next year the Company expects to add approximately 80 to 100 new movie titles monthly. The average price per video will be 90 to 120 rubles (approximately $3.00 to $4.00), depending on the film category. The price of the movies has been determined by agreements with the Company's suppliers.

         At present, the Web Site offers approximately 900 audio CDs ranging in price from $3 for economic versions of Russian productions to $15 for CDs manufactured by Western standards.

         The number of book titles currently for sale at the Web Site is approximately 42,000. The prices vary according to type of literature. For example, popular fiction titles sell for 40 to 100 rubles (approximately $1.40 to $4.00), while specialty titles such as technical multi-volume reference books may be sold for up to 3000 rubles (approximately $105).

         The assortment of household products, available on the Web Site since May 2000, comprises a large number of home cleaning agents with an average price of $4, home appliances and electronics ranging in price from $20 and up.

         In June 2000, the Company launched three more departments dealing with computer software, consumer electronics and toys. The software products comprise 470 items with an average cost of $20; 59 items are offered in the consumer electronics department and over 500 items are offered in the toys department.

         The Company intends to create an opportunity for a variety of Russian businesses to sell their goods over the Internet. Those businesses will be welcome to use the Company's payment system. However, to reduce the risk of loss due to charge backs and dishonest sellers, the Company intends to obtain deposits from the business equal to two or three weeks of expected revenues.

         Web-Hosting

         Through its project known as "Webhosting.Russia," (http://www.wh.ru), OIS intends to offer web-hosting services involving the provision of web sites and/or servers to its clients. The Company's main web site (http://www.oxiris.net) contains a link to Webhosting.Russia. The Company plans to offer two types of services to its web-hosting clients: co-location and virtual server.

         Co-location

         Under this approach, the client's equipment is used on the Company's premises. The client defines the configuration of its server and the Company's technical personnel provide support services and data backup. With this alternative, the client does not have the expense of installing a high-speed Internet connection at their location and maintaining its equipment. The Company also provides uninterrupted power supply systems that protect the client's servers in case of power failures. This option is important to clients who expect a heavy volume of Internet traffic to their web site. The Company intends to charge a fee of $200 per month for co-location services.

         Virtual Server

         A client who plans to implement a relatively small Internet web site (i.e. several hundred megabytes of content without complex interactive features) and expects a minor traffic load (less than 1,000 hits per day) may decide to choose this option. Under this alternative, the client's web site is hosted on the Company servers. The Company provides the database connectivity and also supports a limited number of e-mail accounts.

         The Company intends to charge a fee of $15 to $95 per month for virtual site hosting. This fee structure is based on the cost to the Company of web hosting, including the costs of maintaining the servers, providing connectivity and maintaining e-mail accounts. The Company's competitors in Russia, such as Demos and Zenon, have prices starting at $15 and $20 per month, respectively.

         Virtual site owners have the option of using the Web SiteMaster System, designed and developed by OIS, which allows them to administer their web sites by means of a regular browser. Using the Web SiteMaster, clients are able to manage users and e-mail addresses and review the statistical data on the site visitors. Using these data, the clients can plan their Internet activity, such as advertising, and analyze the results.

         Most Russian Internet traffic meets at one point, called M9-IX (a point of mutual exchange of IP-traffic located on Moscow Intertown Phone Station (MIPS-9)). The Company's Internet center will be connected to the M9-IX traffic exchange node by fiber optic channel (single mode fiber, approximate length 3 kilometers) in October of 2000. As a result, the Company can offer its clients a fast and reliable channel connection speed.

         In April 2000, OIS began assigning its Internet-related contracts to OIS-Russia, a wholly owned subsidiary of the Company. See Part I, Item 1, "Description of Business - Business Development."

Equity Market Investing and Asset Management

         Through OFS, the Company manages funds of private and corporate non-U.S. clients in the stock markets of the United States. Currently, the majority of the Company's clients are concentrated in Russia. Neither the Company nor OFS provide financial or investment advice to any citizen or resident of the United States.

         OFS has opened on-line trading accounts with Datek, Charles Schwab and E-Trade. All trades conducted by the Company on behalf of itself and its clients are directed through these brokers. The Company's only relationship with these brokers is as a client. The Company has two principal types of accounts: (i) one solely owned Company account with Datek Online; and (ii) two customers' fund accounts with E-Trade and Charles Schwab. Direct satellite links to information centers permit the Company's fund managers to obtain stock market data online.

         Currently, neither OFS nor the Company are licensed in the U.S. as securities broker-dealers, agents, or investment advisors, and neither provides any such services within the U.S. The Company anticipates that it will address this issue and apply for licensing in the U.S. at some future date, although there can be no assurance that this will occur. Until this process is completed the Company has no intention to provide any form of financial services in the United States. In January 2000 the Company adopted a policy of holding less that 40% of its total assets in the form of securities.

         For its own account, the Company's investment goal is to achieve profits in a long-term perspective rather than in higher risk short-term speculations. The Company's portfolio holdings are primarily in stocks of American companies belonging to the high technology sector (including the Internet), hardware and software products and telecommunications. The Company's assets managers consider a variety of fundamental and technical investment criteria in selecting the companies in which to invest. The Company's primary trader is Michael Smirnov, the Company's Vice President, Chief Financial Officer and Director, who was certified as a trader with a Diploma of the First Category in 1994 by the Ministry of Finance of the Russian Federation. Mr. Smirnov is the only person trading for the Company.

         For an individual client desiring to participate in on-line trading, OFS provides the following services:

         Consultancy  Services.   OFS  representatives   consult  clients  about
problems that can arise in their relationships with on-line brokers. This includes an explanation of the terms and conditions set forth in customer agreements of on-line brokers and the risks associated with on-line trading. The Company also assists clients in negotiating settlements of disputes and conflicts with brokers. Additionally, the Company helps the clients choose appropriate trading software and familiarizes them with the functional capabilities of their chosen trading programs.

         Analytical Research. The Company offers recommendations to clients regarding stock purchases and financial instruments.

         Portfolio Management. The Company also provides asset and portfolio management for its clients. The following steps are followed to form a portfolio:

(1)      Obtaining an understanding of the risk tolerance of the client.

(2) Screening the market for stocks that have the characteristics that meet the clients' needs.

(3)      Establishing the following parameters of each prospective investment:

         o The business should be understandable. Analysts must know the business and the markets in which they compete.

         o     The business should have favorable long-term prospects.

         o The business should have a good management history, in the opinion of OFS's analysts.

(4) Stock Evaluation. The Company uses traditional fundamental valuation techniques in evaluating an investment.

Russian Real Estate Development Project

         The Company, through OIL, is an investor in a high-rise apartment complex in Moscow, Russia (the "Project"). In 1994, 1995 and 1996, the Moscow city government authorized a Russian construction company, "Kvartal 32-33", to coordinate construction of five high-rise apartment buildings in two housing blocks in Moscow. The goal of the Project is to provide modern housing, comparable to European standards, by building high-rise apartment complexes located at Leninski Prospect 116-1, Leninski Prospect 128-1, Leninski Prospect 98-1, Udaltzova Street 5-1, and Udaltzova Street 27-1.

         The Project is being financed by private investors, including the Company, "Kvartal 32-33," Zarubezhtsvetmet, a Russian exporter of non-ferrous metal, DTD Trading House, a Nizhnevartovsk (Russia) oil company, and Kvazar, a Russian publishing company. As of June 30, 2000, the Company has invested
$4,103,214 in the Project. The Company's investment is estimated by the developer to be less than 10% of the total Project.

         Management believes that the Company's return on investment will be realized in two stages. During the first stage, OIL received unimproved space in the building at Leninski Prospect 116-1. The Company intends to develop this space into a Fitness Center offering a workout area, fitness bar, sauna, massage parlor, tanning salon, beauty salon, restaurant and a liquor bar, to be operated by OIL (the "Complex"). The Complex offers 741 square meters (7,974 square feet) in area. The restaurant will be designed to host up to 40 people, the fitness center will be designed to host 30 people and the salon will be designed to host 8 people.

         OIL also received a five-bedroom apartment in Moscow measuring 267 square meters (2,820 square feet), which was used by Mr. Oxenuk, the Company's President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder. In April 2000, Mr. Oxenuk agreed to pay the Company a total of $1,790,465, which includes $563,300 (apartment appraisal cost verified by an independent third party government entity), $50,000 (the cost of two underground garages) and $ 1,177,165 (tenant improvement cost), to be paid over the next fifteen years No regular payments are required to be made; payments and the amount of any such payments may be made in Mr. Oxenuk's discretion. No interest is to be paid on the purchase price. Payment to the Company may be in the form of cash or shares of the Company's Common Stock. Should Mr. Oxenuk decide to make payment with the Company's Common Stock, the value of such shares shall be equal to the closing price of the Company's shares in the public market on the date of such payment or, if there is no public market for the shares, the book value per share.See Part III, Item 12,"Certain Relationships and Related Transactions."

         The second stage of the Project entails the completion of the building, located at Leninski Prospect 128-1. It is expected to be completed in the first quarter of 2001. A total of 663.8 square meters (7,145 square feet) of undeveloped space in this building has been assigned to OIL by the developer. This unimproved space consists of the following: (1) two three-bedroom apartments, 151 square meters (1,626 square feet) and 156 square meters (1,680 square feet), respectively; and (2) two four-bedroom apartments of 176 and 180 square meters (1,899 and 1,940 square feet, respectively). The Company intends to sell the apartments, although there can be no assurance that this will occur.

Marketing

         Trade Shows

         In 1999, the Company participated in Russian business forums and trade shows. The Company attended the 2nd Russian Conference "E-commerce "1999", held November 11 and 12, 1999, in St. Petersburg, Russia. The Company also attended the Business@Internet.Russia -"real business in a new world," December 7, 1999 in Moscow, and the 3rd Conference "Internet Marketing, Fall 99" in Moscow. In March 2000, the Company participated and co- sponsored the Fourth Russian Internet Forum (RIF). The Company's officers presented three reports. The thesis of all the reports can be found at the RIF web site (www.rif.ru). By participating in shows and exhibitions, the Company intends to promote its services and products to the Russian speaking community.

         The Internet

         The Company has created an interactive web site (http://www.oxir.com), containing information about its major lines of business. The Web Site has links to the Company's current projects.

         In order to determine the most effective way of reaching consumers, the Company will initially use the Internet media to focus on banner advertising. The Company displays its banners in banner exchange nets, namely RLE (Russian Link Exchange) and in the major Russian search engines such as Rambler, Yandex, Aport, Atrus, and List.

         Paper Publications

         The Company regularly places advertisements in such business guides as Moscow Yellow Pages, Russian Yellow Pages, Stolitsa Kontakt, Moscow-Address, and Golden Business of Moscow. The Company employs a marketing strategy that involves advertising in international and local publications such as "Global Review", "The Economist", "Expert", "Banks and Technologies", "Moya Moskva", "Kompaniya", "Gorod Aeroport", "Transaero-flight UN", and "Moscow News." The E-shop advertisement is published monthly in "Internet" and "Mir Internet". Besides paid advertisements, non-commercial materials were published in Russian newspapers and magazines, such as "Kompaniya", "Mir Internet", "Dengy", "Kommersant-Vlast'" and newspapers: "Izvestia", "Segodnya", "Kommersant-Daily", "Trud", "Vremya", "Moscow News", "Rossiyskaya Gazeta", "Komsomolskaya Pravda", "Ekonomika y zhizn'".

         Television and Radio

         In Sochi, Russia, a television program in the series "Business by All Rules" featured the activities of the Company and Mr. Oxenuk, its President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder. The Company intends to advertise its e-commerce project on CTC, a Russian television station, and plans to do radio advertising on "Avtoradio-Narodnaya marka."

         Other Media

         The Company has entered into an agreement with Aeroflot Company representing the interests of Aeroflot whereby Aeroflot will place the Oxir logo and advertisements on air ticket envelopes for the first and business class passengers for regular Aeroflot flights to major Russian cities and international flights to the United States, Canada and Germany. The agreement is for a period of three months during which Aeroflot will distribute 68,000 ticket envelopes (14,000 within Russia; 10,000 on flights to Canada; 30,000 on flights to USA; and 14,000 on flights to Germany). The Company has paid Aeroflot $8,206.

         The Company also uses advertisement billboards in strategic areas of Moscow, including the major international airport in Russia, Sheremetievo.

         The Company places monthly the advertisement of its services on Moscow ATM receipts (128 automatic teller machines using the credit cards of all the major Russian payment systems such as Visa, Master Card, American Express, etc.) The circulation of the Company advertisements amounts to approximately 800,000 receipts monthly.

Competition

         The Company has many competitors in the areas of Internet access, financial services and real estate development. Many of the Company's competitors are larger, established companies with greater assets and financial reserves than the Company. The Company's future success will partly depend on its ability to compete with these businesses. Presently, there can be no assurance that the Company will be able to compete with these businesses.

         Internet

         Those entities in direct competition with OIS's e-commerce business in Russia are Ozon (http://www.o3.ru/), Mistral (http://www.mistral.ru), Books of Russia (http://www.books.ru), Knorus (http://www.book.ru) and Y Sitina (http://www.kvest.com). All of these companies offer products similar to those offered by the Company and some have a history of up to three years.

         Several  online  shops  offer  books,  videotapes  and CDs for  Russian speaking customers outside of Russia. They include Russian Shopping Club (http://www.russianshopping.com), Sverdlov.com (http://www.sverdlov.com),
Kniga.com (http://www.kniga.com) and Dom Knigi (http: www.domknigi.com). The Company believes that these competitors have a limited selection of goods and relatively high prices in comparison to the Company's site. The Company also believes that it competes favorably with these other companies in its terms and cost of delivery.

         Because the Company's existing competitors are registered as Russian businesses, they are unable to establish foreign merchant accounts which would enable them to process credit card payments by respectable and reliable American paying systems. As a result, they are forced to use credit card payment systems developed in Russia (for instance, Assist). Management believes that its use of the CyberCash processing system gives it an advantage over competitors because CyberCash is the most widely known credit card processing on the Internet.

         The Company also plans to employ the traditional payment methods of cash on delivery and wire transfers. In addition to providing a selection of payment methods, the Company also offers a wide selection of products and services and delivery options.

         With these features the Web Site aims to attract Russian Internet shoppers and retain their business as repeat customers. According to the quarterly report published by Gallup Media in October 1999, and reports given during the Internet Marketing Fall 1999 conference in Moscow (December 15-17,
1999), the number of Internet users in Russia is estimated at between 2.5 and 3 million. The majority of users (83%) is male and between the ages of 20 and 30 (67%). Based on market research conducted by OIS, Russian Internet users, who responded to an on-line questionnaire, indicated the following preference for payment methods: (1) cash on delivery (49%); (2) credit cards (44%); (3) bank account transfers (17%); and (4) payment forward (13%). OIS has taken these demographics into consideration in tailoring its online store contents and the other choices it makes available to its customers.

         Financial Services

         The principal competitors to OFS, the Company's financial services subsidiary which provides financial services to Russian clients are Interstock (http://www.interstock.ru/), Global Market Online (http://www.activtrade.com), Nat Invest Securities (http://www.natinvest.com), Internet Trading Group (http://www.internettrading.ru) and Infoline (http://svn.edunet.ru/Stocks/). Although the Company has a relatively short operating history, t believes it can compete in the financial services business because of the experience and expertise of its personnel in dealing in the Russian economy and knowledge of the U.S. securities markets. The Company also offers smaller initial minimum investments and is price competitive for its services.

         Real Estate

         In the real estate development market in Moscow, Russia, the Company's main competitors are Holding Conti, Golden Keys, Centre 2000 and MIAN. These companies are promoting projects that are comparable to the Company's Project. Holding Conti currently has a project named "Glebovo Complex" located on Begovaya Street. The cost per square meter of this property is between $2,200 and $2,500. Golden Keys has a complex located on 1 Minskaya Street. Golden Keys' prices per square meter of this property range from $2,000 to $2,800. Centre 2000's property on 11 Pozharski Pereulok is priced between $2,300 and $2,700 per square meter. MIAN has three different properties. The property located on 15/2 Krylatskie Hills sells for $1,500 to $2,350 per square meter. The cost per square meter of the property on 10/2 Obydenski Pereulok starts at $2,300. The prices for the property on 29 Novy Arbat Street start at $2,900 per square meter.

         By comparison, the condominiums at 116-1 Leninski Prospect were sold for $1,900, $2,100 and $2,150 per square meter. The condominiums in 128 Leninski Prospect, the Company's second project, are priced at construction stage between $1,380 and $1,890 per square meter. In addition to price, the Company's strategy is to stress the location of its projects; the amenities provided to residents including full fitness and beauty facilities, restaurant, and day care, the security system, and the properties' modern technology construction. Further, the Company's property has no structural bearing walls within the buildings. This allows residents to determine the layout of their unit.

Doing Business in Russia

         Management believes that the Company has an advantage as a foreign resident entity, which includes being subject to United States taxation instead of Russian, a developed business network, and certain forms of both legal and financial protection and guarantees from Russian and Moscow governments. However, an unstable Russian economy makes it difficult to predict the Company's success.

         Under Russian Federal law, an American company operating in Russia is not subject to taxation in Russia on certain categories of income. Categories of income, which are tax exempt at their source, include those not directly connected with a non-resident company's commercial activity. This includes interest received from bank deposits, loan or lease agreements and stock dividends. A non-resident company may be exempted from tax on income received as a result of the company's commercial activity in Russia if such activity is indicated in the agreement between the United States and the Russian Federation of June 17, 1992. Guarantees provided by the government to non-resident companies are enumerated in Russian Federal law. Under this law non-resident companies have the right to:

o        Legal  defense  of  foreign   investors'   activities  in  the  Russian
         Federation.
o Use of different forms of investments in the territory of the Russian Federation.
o        Assignment of rights and duties to third persons.
o        Compensation in the event of property nationalization and confiscation.
o        Guarantee  against  an adverse  change in  legislation  of the  Russian
         Federation.
o Appropriate settlement of disputes, which may arise in connection with investments and business activity of a foreign investor in the territory of the Russian Federation.
o Use in the territory of the Russian Federation and transfer abroad of income, profits and other legally received funds.
o Free export from the Russian Federation property and information initially brought into the country as foreign investment.
o        Acquisition of securities.
o        Participation in privatization.
o Utilization of land, natural resources, buildings and other real property.

         Many of the Company's competitors are subject to other Russian taxes because they are Russian companies.

         All of the Company's sales, reselling, web hosting, web design and e-commerce in Russian are done by OXIRIS.

Patents, Trademarks and Licensing Agreements

         The  Company  has  filed  a  trademark  for  its  logo  in the  Russian
Federation, but has not registered any trademarks in the United States. Currently, the Company has no patent or licensing agreements except for standard software license agreements with Oracle, Red Hat, Microsoft, CyberCash and Apache Group, among others.

Research and Development

         The Company develops its own software for the creation of web applications. The Company also develops its own system to create Internet stores. At present, five programmers, a systems analyst and a database administrator are involved in this development process.

         The application server is in itself a platform for the convenient and effective creation of dynamic Internet sites such as online stores and information portals. Currently the programs are developed on the Win32 and Linux platforms. In the near future, the programs will be transferred to the Solaris SPARC and Solaris Intel systems. Since the fall of 1999, the Company's Web Site has been operating on the already developed software programs.

         The system for creating on-line stores is composed of a web application server and a database (Oracle 8), designed for the rapid launching and effective operation of e-commerce web sites. The database consists of catalogue modules, designed for the support of the store's online display, and back-office operations such as client order processing, inventory support, delivery and accounting preparation. At present, this is the system used to operate the Web Site.

         The Company also develops its own software for web-hosting management. Presently, four programmers are involved in this development process, primarily UNIX coding. The management systems, intended to simplify clients' access to the information concerning audience of their sites and/or content management, were launched in the fall of 1999. The development is carried out with open source software, which is free from licensing fees like Linux operation system and GCC C/C++ language compiler.

         If in the future the Company acquires or becomes associated with a business or entity that requires research and development of products, the Company will allocate such funds as may be necessary for research activities. As of the date hereof, the Company does not contemplate such activities in the immediate future.

Employees

         As of June 30, 2000, the Company employs 105 people between the Moscow (30 employees) and Sochi (4 employees) representative offices, Oxir Internet Solutions, Inc. - Moscow representative office of the Nevada corporation (33 employees), OXIRIS (23 employees), Oxir Consulting (11 employees) and the Las Vegas corporate office (4 employees). Three employees allocate their time between more than one of the Company's divisions. In addition to its full-time employees, the Company occasionally uses the services of consultants on a contract basis.

         Because the Company acts as an investor in, rather than a developer of, construction projects in Russia, it is not necessary for the Company to maintain a staff for these projects. All construction and affiliated jobs relating to the Project are carried out by the Project developer. The Company's management oversees the Project.

         Management intends to hire additional qualified employees only as business conditions warrant and as funds are available. In such cases, compensation to management will be consistent with prevailing wages for the services rendered. The Company does not anticipate in the immediate future to offer any employee a bonus, profit sharing or deferred compensation plan.

Facilities

         The Company's principal place of business and corporate offices are located at 3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109. The facilities consist of approximately 1,500 square feet of office space and are leased for a term of five years at the rate of $4,063 per month. The Company believes that its current principal offices are adequate for the immediate future.

         The Company uses as its Moscow representative office the facilities acquired from OFS and OIL located at Nauchny Proezd 12 Office #28, Moscow, Russia 117802. The facilities are leased for a term of one year. The lease includes an automatic renewal of the lease term unless the Company otherwise notifies the lessor. The facilities are leased at the rate of $15,184 per month and consist of 790 square meters (8,500 square feet).

         The Company's Sochi representative office is located at Gagarina Street 5 Sochi Russia 354065. The facilities consist of approximately 1,076 square feet and are leased for a term of one year. The lease includes an automatic renewal of the lease term unless the Company otherwise notifies the lessor.

Litigation

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Description of Property

         As of June 30, 2000, the Company has invested $4,103,214 into the construction of the Project in Moscow. The Company has applied approximately $1,069,460 from this investment to develop the Complex in one of the apartment buildings constructed in the Project. There are no limitations on the ownership and no liens on the property.

         The Complex will include a workout area, fitness bar, sauna, massage parlor, tanning salon, beauty salon, restaurant and a liquor bar. The floor space is approximately 7,974 square feet. It is currently undergoing the initial construction stage and is scheduled to open by December 2000.

         The Company maintains a sorting warehouse located in Moscow, Russia consisting of 66 square meters (2,260 square feet) with a daily capacity of 15,000 items. The facility is leased for a term of one year with a right for automatic renewal.

         On April 1, 1999, the Company purchased a single-family house in Las Vegas, Nevada for the price of $362,000 for Mr. Oxenuk and his family to occupy. The Company paid $164,514 as a down payment with the balance mortgaged with GreenPoint Mortgage Company. As of June 30, 2000, the Company has paid $1,711 and $206,173 is remaining to be paid on the mortgage principal. The mortgage is secured by a first lien on the single-family home and surrounding property. The Company was unable to qualify for the mortgage because it was newly formed in 1998, accordingly the mortgage was obtained in the name of Mr. Oxenuk. The value of the use of the house to Mr. Oxenuk was $29,761 for the fiscal year ended June 30, 2000. In the event Mr.Oxenuk no longer occupies the property and/or is no longer associated with the Company as an officer and director, Mr. Oxenuk will have the option to purchase the property from the Company for an amount equal to balance owing on the mortgage, subject to terms to be negotiated in good faith between him and the Company. The purchase may be made in the form of cash or shares of the Company's Common Stock, in Mr. Oxenuk's discretion. Should Mr. Oxenuk decide to make payment with the Company's Common Stock, the value of such shares shall be equal to the closing price in the public market on the date that Mr. Oxenuk exercises his option or, if there is no public market for the shares, the book value per share. If Mr. Oxenuk elects not to purchase the property, legal title to the property will remain with the Company.

         The Company's principal place of business and corporate offices are located at 3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109. The facility consists of approximately 1,500 square feet of office space and is leased for a term of five years at the rate of $4,158 per month. The Company believes that its current principal offices are adequate for the immediate future.

         The Company uses as its Moscow representative office the facilities acquired from OFS and OIL located at Nauchny Proezd 12 Office #28, Moscow, Russia 117802. The facilities are leased for a term of one year. The lease includes an automatic renewal of the lease term unless the Company otherwise notifies the lessor. The facilities are leased at the rate of $15,184 per month and consist of 790 square meters or 8,500 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the Company's fiscal year, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Upon the effectiveness of the Company's Form 10-SB Registration Statement (the "Registration Statement"), a portion of the Company's Common Stock could be publicly traded. However, the Company is not yet registered to trade on an exchange. The Company intends to initiate trading of its Common Stock on the Over The Counter - Bulletin Board ("OTC-BB") and has submitted an application to the OTC-BB for ______ trading, but there can be no assurance that the Company it will be able to do so. In 1972, the Company engaged in an intrastate exempt offering in California. The shares offered pursuant to that offering were restricted but such restrictions have expired.

         Except for the application to the OTC-BB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because to date there has been no trading market for the Company's Common Stock, historical price information is being omitted.

         As of June 30, 2000, there were 180 holders of record of the Company's Common Stock. As of June 30, 2000, the Company has issued and outstanding 21,189,000 shares of Common Stock. Of this total, approximately 19,944,378 shares were deemed "restricted securities" as defined by the Securities Exchange Act of 1934, as amended (the "Exchange Act") and certificates representing such shares bear an appropriate restrictive legend.

         Of the Company's total outstanding shares, upon the effectiveness of the Registration Statement, approximately 1,244,622 shares were eligible to be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder of the Company. None of these shares have been identified as being held by affiliates.

         Of the total remaining outstanding shares, approximately 16,149,400 became eligible to be sold pursuant to Rule 144 subject to the volume and other limitations set forth under Rule 144 as of September 25, 2000.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Exchange Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

         Since July 1, 1999, the Company issued shares of its Common Stock in a private placement to the following investors in the following amounts:

       Name             No. of Shares       Purchase Price       Month Purchased
       ----             -------------       --------------       ---------------
Evgeni Shaposhnikov         1,600             $    8,000           October 1999
VAM Investment, Ltd.       30,000             $  150,000           October 1999
VAM Investment, Ltd.        8,000             $   40,000           February 2000
                          -------             ----------
         TOTAL:            39,600             $  198,000

         The private placements were conducted pursuant to Rule 504. To the best knowledge of the Company, the investors were either accredited investors or had a preexisting personal or business relationship with Mr. Oxenuk and/or the Company. The Company determined that each person was sophisticated and capable of assuming the risks of investing in the Company or had a preexisting relationship with Mr. Oxenuk and/or the Company by obtaining a completed purchaser questionnaire from the purchasers and the Company's preexisting knowledge of such purchaser. The proceeds from the issuances were used for general corporate operating purposes and investments. The offerings were conducted by the Company. The Company did not use an underwriter in connection with the offerings. The purchasers were the only persons contacted in association with the offering. No general solicitation or general advertising was made. The Company presented the purchasers with a private placement memorandum summarizing the Company and the risks involved in any investment. The Company presented the purchasers with the information required to be delivered pursuant to Rule 502 promulgated under Regulation D because the private placement memorandum provided information regarding its business and financial information sufficient to permit the offeree to assess the risks of such an investment equivalent to that presented in a registration statement.

         In September 1999, the Company issued 60,000 shares to First Liberty Investments, Inc. as part of its compensation for providing consulting and investment banking services to the Company. The shares were valued at $5.00 per share. In January 2000, the Company repurchased 1,200 shares from a stockholder for $6,000. The shares were retired.

         None of the issuances of shares set forth above were registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"), because the transactions were believed to be exempt from such registration pursuant to the exemptions provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-SB.

Overview

         The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include, selective acquisitions, establishment of new projects and the launch of new subsidiaries. The Company has provided, and may from time to time in the future provide, information to interested parties regarding portions of its businesses for such purposes.

         Financial information presented herein pertains to the Company for its fiscal years ended June 30, 2000 and 1999. The Company has elected a fiscal year ending June 30.

Results of Operations

         For the fiscal year ended June 30, 2000


                  The Company incurred sales during the year ended June 30, 2000. The sales consisted of books and other products retailed through the Company's Internet subsidiary OIS. For the fiscal year ended June 30, 2000, the Company had $18,882 in revenue from sales compared to no revenue from sales in the previous year. During the fiscal year ended June 30, 2000, the Company's primary business activity was managing funds for private and corporate clients in stock and money markets and engaging in various trading activities for Company accounts in the United States markets through OIL. For the fiscal year ended June 30, 2000, trading activities resulted in the Company realizing a gain of $836,275 on the sale of marketable securities and a net unrealized gain of $28,814, a decrease compared with the previous fiscal year of $857,812 and $1,696,650, respectively. This decrease reflects the downturn of high-tech stocks in the U.S. market during the fiscal year.

         The Company's general and administrative expenses during the fiscal year ended June 30, 2000 increased by $2,011,492 to $2,486,075 . The increase is the result of the Company's expanded operations in Moscow, Russia and in Las Vegas, Nevada. The Company also incurred $204,167 of depreciation expense on its fixed assets and rent expense of $257,647 on its office facilities. Interest expense for 2000 increased from the previous year by $10,863 to $95,763. These changes reflect the interest paid on the Company's margin accounts.

         The financial statement for June 30, 2000 also reflects a full years activity compared to seven months for June 30, 1999. The Company recognized a deferred tax benefit of $942,495 for the decreased realized gains in marketable securities which had been recorded as unrealized gains in the prior year and the net operating loss of $1,236,763 1,579,399 ($.06 per share) in the year ended June 30, 2000.


         A tax provision has been made for the third quarter of 2000 and the fiscal year ending June 30, 2000 based on pre-tax capital gains.

Liquidity and Capital Resources

         The Company has satisfied its initial working capital needs from the sale for cash of its Common Stock and from income generated by the Company's trading activities. See Part II, Item 5, "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." Total cash and cash equivalents at June 30, 2000 was $64,705 compared to $52,627 at June 30, 1999. Also at June 30, 2000, the Company had $56,928 in investments in trading securities compared to $4,672,246 at June 30, 1999. The $4,615,318 decrease is due to sale of securities to finance the Company's expansion.


         Net cash used by operating activities for the fiscal year 2000 was $1,426,385 while net cash provided for the fiscal year 1999 was $2,838,112. The 299% decrease during period ended June 30, 2000 is primarily attributed to the $1,236,763 net loss for the year 2000 compared to the $1,836,979 net income for the year 1999, increase in depreciation expense, as well as the issuance of stock for services valued at $300,000 and increase in clients funds payable for the Company's managed investment portfolio. Offsetting the decrease is a change in provision for income taxes for fiscal year 2000.

         During the fiscal year ended June 30, 2000, the Company's net cash provided by investing activities was $1,248,085 compared to $1,548,483 cash used in the fiscal year ended June 30, 1999. This was attributed to the $4,615, 318 decrease in trading securities and partially offset by the $1,924,906 decrease in margin account balance and $1,442,327 used for the purchase of property and equipment.


         During the fiscal year ended June 30, 2000, the Company's net cash provided by financing activities was $190,378 compared to $1,237,002 cash used in fiscal year ended June 30, 1999. This was primarily attributed to the $2,337,867 advance to OIL, which funds were used for investing in the Project in 1999. During the fiscal year ended June 30, 2000 the Company realized $198,000 from the issuance of Common Stock for cash.


         At June 30, 2000 the Company had total assets of $5,471,765 and stockholders' equity of $5,119,436 . In comparison, at June 30, 1999, the Company had total assets of $8,765,153 and total stockholders' equity of $4,335,748. Working capital was ($21,231 ) at June 30, 2000, compared to $505,938 at June 30, 1999.

         In the next twelve months the Company anticipates meeting its working capital needs primarily with revenues from its operating and investing activities or, if necessary, from borrowings. The Company has restructured its cash demands and no longer has commitment to invest in additional real estate projects with the exception of ongoing Complex construction. The Company's Internet operations are functioning at the brake even level. Any funds to be raised will be used to expand ongoing businesses but those businesses will function without any additional capital. Management is seeking agreements for additional sales of securities, either through a private placement or a public offering. Management also has plans to sell investment properties in Leninski 128 project in Moscow, Russia once the building is completed in the first quarter of 2001. There can be no assurance that the Company will be able to successfully secure funds either from the sale of its securities or from loans, or that such funds may be available on terms favorable to the Company. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage, which could curtail the Company's operations. There can be no assurance that the Company will be able to obtain financing.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Plan of Operation


         During the next twelve months, the Company will continue to seek new investment opportunities and continue to develop its existing projects. The Company has restructured its cash demands and no longer has commitment to invest in additional real estate projects with the exception of ongoing Complex construction. The Complex has been divided by the Company into smaller sub-projects, including a fitness center, restaurant/health bar and a beauty salon located in the Project. All of the sub-projects have equal priority and the Company is fully responsible for all sub-projects. The beauty and fitness center will be under construction until approximately March 2001 and are expected to be fully operational by June 2001. The approximate cost of the Complex is $960,000, allocated as follows: Fitness Center ($475,000), Restaurant ($255,000), Beauty Salon ($230,000). It is anticipated that the Company's second real estate project will be completed in the first quarter of 2001.

         In February 2000, OIS finalized its programming and database preparation for the launching of book, audio and video sales. The virtual reality store is fully operational and is increasing the sales volume every month. In addition to book, audio and video sales, the goods offered by OIS have been expanded to include software, household supplies and cleaning agents and electronics. The Company's Internet operations are functioning at the brake even level.

         The Company does not anticipate making any significant capital expenditures for office facilities or equipment. There are no current plans for the Company to become engaged in manufacturing of any products. Management does not anticipate hiring additional employees until warranted by business conditions and availability of funds.

         The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from its operating and investing activities or, if necessary, from borrowings. Management is seeking agreements for additional sales of the Company's securities, either through a private placement or a public offering. Any funds to be raised will be used to expand ongoing businesses but those businesses will function without any additional capital. Management also has plans to sell investment properties in Leninski 128 project in Moscow, Russia once the building is completed in the first quarter of 2001. There can be no assurance that the Company will be able to successfully secure funds either from the sale of its securities or from loans, or that such funds may be available on terms favorable to the Company. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage, which could curtail the Company's operations. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Recent Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward Looking Statements

         This Report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ materially from such forward-looking statements. Forward looking statements involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, and which may be beyond the Company's control, including, but not limited to, the following: the possible success of the Company's varied projects and subsidiaries, the volatility of the financial markets in which the Company invests, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, the industries in which the Company operates, and other risks detailed in the Company's periodic report filings with the Commission. Any statements contained in this Report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements.

Item 7.  Financial Statements

         The financial statements required by this Item are included herewith as a separate section of this Report, commencing on Page F-1.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                 C O N T E N T S

Independent Auditors...................................................... F-3

Consolidated Balance Sheet................................................ F-4

Consolidated Statements of Operations......................................F-6

Consolidated Statements of Stockholders' Equity........................... F-7

Consolidated Statements of Cash Flows..................................... F-9

Notes to the Consolidated Financial Statements...........................  F-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
OXIR Investments, Inc. and Subsidiaries
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of OXIR Investments, Inc. and Subsidiaries (a development stage company) as of June 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 and from inception on May 19, 1998 through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of OXIR Investments, Inc. and Subsidiaries (a development stage company) as of June 30, 2000 and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and from inception on May 19, 1998 through June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result for the outcome of the uncertainty.

By: /s/ HJ & Associates, LLC
----------------------------
        HJ & Associates, LLC
        Salt Lake City, Utah
        September 27, 2000

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                 June 30,
                                                  2000
                                               ----------
CURRENT ASSETS

   Cash and cash equivalents                   $   64,705
   Investment in trading securities (Note 3)       56,928
   Prepaid expenses                                 4,724
                                               ----------

     Total Current Assets                         126,357
                                               ----------

PROPERTY AND EQUIPMENT (Note 4)                 5,251,382
                                               ----------

OTHER ASSETS

   Income tax receivable                           75,000
   Related party receivable                         4,026
   Deposits                                        15,000
                                               ----------

     Total Other Assets                            94,026
                                               ----------

     TOTAL ASSETS                              $5,471,765
                                               ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            June 30,
                                                             2000
                                                          ----------
CURRENT LIABILITIES

   Accounts payable                                       $   78,564
   Margin account (Note 6)                                    56,558
   Client funds payable                                       11,034
   Current portion - mortgage payable (Note 8)                 1,432
                                                          ----------

     Total Current Liabilities                               147,588
                                                          ----------

LONG-TERM LIABILITY

   Mortgage payable (Note 8)                                 204,741
                                                          ----------

     Total Long-Term Liability                               204,741
                                                          ----------

     Total Liabilities                                       352,329
                                                          ----------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of no
    par value, 21,189,000 shares issued and outstanding    4,519,220
   Retained earnings                                         600,216
                                                          ----------

     Total Stockholders' Equity                            5,119,436
                                                          ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,471,765
                                                          ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                             From
                                                                          Inception on
                                                     For the                May 19,
                                                    Year Ended            1998 Through
                                                     June 30,               June 30,
                                             2000             1999            2000
                                         ------------    ------------    ------------
SALES                                    $     18,812    $       --      $     18,812

COST OF GOODS SOLD                             19,507            --            19,507
                                         ------------    ------------    ------------

GROSS MARGIN (DEFICIT)                           (695)           --              (695)
                                         ------------    ------------    ------------

COST AND EXPENSES

   Depreciation expense                       204,167          40,175         244,342
   Rent expense                               257,647          34,148         291,795
   General and administrative               2,486,075         474,583       2,960,658
                                         ------------    ------------    ------------

     Total Costs and Expenses               2,947,889         548,906       3,496,795

                                         ------------    ------------    ------------

     Net (Loss) From Operations            (2,948,584)       (548,906)     (3,497,490)
                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                           (95,763)        (84,900)       (180,663)
   Realized gain on sale of marketable
    securities                                836,275       1,694,087       2,530,362
   Net unrealized gain on marketable
    securities                                 28,814       1,725,464       1,754,278
   Dividends                                     --               128             128
                                         ------------    ------------    ------------

     Total Other Income (Expense)             769,326       3,334,779       4,104,105
                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                 (2,179,258)      2,785,873         606,615

INCOME (TAX) BENEFIT (Note 7)                 942,495        (948,894)         (6,399)
                                         ------------    ------------    ------------

NET INCOME (LOSS)                        $ (1,236,763)   $  1,836,979    $    600,216
                                         ============    ============    ============

BASIC INCOME (LOSS) PER SHARE            $      (0.06)   $       0.11
                                         ============    ============

FULLY DILUTED INCOME (LOSS) PER
 SHARE                                   $      (0.06)   $       0.11
                                         ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        21,163,903      16,648,300
                                         ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                        Common Stock           Retained
                                    Shares        Amount       Earnings
                                 -----------   -----------    -----------
Balance at inception                    --     $      --      $      --

Net income from inception on
 May 19, 1998 through
 June 30, 1998                          --            --             --
                                 -----------   -----------    -----------
Balance, June 30, 1998                  --            --             --

Shares issued to founders at
 predecessor cost of $0.00 per
 share                            13,770,000          --             --

Shares issued for trading
 securities at $0.70 per share     1,350,000       939,764           --

Common stock issued for
 cash at $1.00 per share             600,000       600,000           --

Stock issuance costs                    --        (250,000)          --

Common stock issued for
 cash at $5.00 per share             100,600       503,000           --

Common stock issued for
 related party acquisitions,
 recorded at predecessor
 cost                              5,270,000       706,005           --

Net income for the year
 ended June 30, 1999                    --            --        1,836,979
                                 -----------   -----------    -----------
Balance, June 30, 1999            21,090,600   $ 2,498,769    $ 1,836,979
                                 -----------   -----------    -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                      Common Stock            Retained
                                  Shares        Amount        Earnings
                               -----------    -----------    -----------
Balance, June 30, 1999          21,090,600    $ 2,498,769    $ 1,836,979

Common stock issued for
 cash at $5.00 per share            39,600        198,000           --

Common stock issued for
 services at $5.00 per share        60,000        300,000           --

Common stock retired at
 $5.00 per share                    (1,200)        (6,000)          --

Contributed capital by
 subsidiary                           --        1,528,451           --

Net loss for the year ended
 June 30, 2000                        --             --       (1,236,763)
                               -----------    -----------    -----------
Balance, June 30, 2000          21,189,000    $ 4,519,220    $   600,216
                               ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                            From
                                                                                        Inception on
                                                                    For the               May 19,
                                                                  Year Ended            1998 Through
                                                                    June 30,              June 30,
                                                             2000            1999           2000
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $(1,236,763)   $ 1,836,979    $   600,216
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation expense                                     204,167         40,175        244,342
     Common stock issued for services                         300,000           --          300,000
   Changes in assets and liabilities:
     (Increase) in prepaid expenses                              (746)        (3,978)        (4,724)
     (Increase) decrease in related party receivables           4,054         (8,080)        (4,026)
     (Increase) in deposits                                      --          (15,000)       (15,000)
     Increase in accounts payable                              79,505         32,382        111,887
     Increase (decrease) in accrued liabilities                (6,740)         6,740           --
     Increase in client funds                                 254,032           --          254,032
     Increase (decrease) in provision for income taxes     (1,023,894)       948,894        (75,000)
                                                          -----------    -----------    -----------

       Net Cash Provided (Used) by Operating Activities    (1,426,385)     2,838,112      1,411,727
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Decrease (increase) in trading securities                4,615,318     (1,977,764)     2,637,554
   Increase (decrease) in margin account                   (1,924,906)     1,273,325       (651,581)
   Purchase of property and equipment                      (1,442,327)      (844,044)    (2,286,371)
                                                          -----------    -----------    -----------

       Net Cash (Used) Provided by Investing Activities     1,248,085     (1,548,483)      (300,398)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                   --          208,000        208,000
   Payments on notes payable                                   (1,622)          (205)        (1,827)
   Stock issuance costs                                          --         (250,000)      (250,000)
   Common stock issued for cash                               198,000      1,103,000      1,301,000
   Retirement of common stock                                  (6,000)          --           (6,000)
   Advances to related parties                                   --       (2,337,867)    (2,337,867)
   Cash from subsidiaries                                        --           40,070         40,070
                                                          -----------    -----------    -----------

       Net Cash (Used) Provided by Financing Activities       190,378     (1,237,002)    (1,046,624)
                                                          -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      12,078         52,627         64,705

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                        52,627           --             --
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                   $    64,705    $    52,627    $    64,705
                                                          ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                  From
                                                                               Inception on
                                                              For the            May 19,
                                                             Year Ended        1998 Through
                                                              June 30,           June 30,
                                                        2000          1999        2000
                                                      ----------   ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                           $   95,763   $   78,160   $  173,923
   Income taxes                                       $   81,339   $     --     $   81,339

NON-CASH ITEMS

   Common stock issued for services                   $  300,000   $     --     $  300,000
   Contributed capital by subsidiary                  $1,528,451   $     --     $1,528,451

        The accompanying notes are an integral part of these consolidated financial statements.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

              Oxir Investments, Inc., a California corporation, was incorporated on November 2, 1923 as Monte Regio Corporation with the stated purpose to engage in the business of real estate development. The Company continued in that endeavor for several years then discontinued operations. On March 1, 1972, the Company changed its name to Precision Resources, Inc. The Company remained dormant with no business activity until September 1998. The Company changed its name to Oxenuk, Inc. after reinstating business operations on November 11, 1998, and again changed its name to OXIR Investments, Inc. on November 25, 1998.

              In 1998, Oxenuk, Inc. initiated negotiations to merge with Oxir Investments, Inc., a private California company incorporated on May 19, 1998 (Oxir). The merger was consummated on November 25,
              1998, at which time Oxenuk, Inc., the surviving corporation, adopted the name of Oxir Investments, Inc. Under the terms of the merger, Oxir was dissolved.

              Oxir was originally founded for the purpose of pursuing investment opportunities in real estate, technology and industrial businesses in the United States and internationally, particularly in Russia, and to introduce eastern European opportunities to the United States.

              On June 29, 1999, the Company executed an agreement to acquire, through a tax fee exchange of shares, 100% of the issued and outstanding shares of OXIR Financial Services, Ltd. (OFS), a British Virgin Islands corporation, incorporated on March 30, 1995. OFS is actively involved in trading activities in the equity markets.

              On June 29, 1999, the Company executed an agreement to acquire, through a tax free exchange of shares, 100% of the issued and outstanding shares of OXIR Investment, Ltd. (OIL), a British Virgin Islands corporation, incorporated on May 5, 1997. OIL is involved in direct investment activities, such as real estate development projects in Russia.

              On August 2, 1999, Oxir Internet Solutions, Inc ("OIS") was incorporated under the laws of the State of Nevada as a majority owned (51%) subsidiary of the Company, with the balance of 49% owned by management and employees. OIS was formed to develop e-commerce in Russia.

              In addition to OIS, OIL and OFS, the Company has acquired various Russian legal entities. OXIR owns 51% of the outstanding stock of JSC "Oxir Consulting", which was established under Russian registration rules in November 1999. An additional 39% of JSC "Oxir Consulting" is owned by OIS. JSC "Oxir Consulting" was established to provide various consulting services. In November 1999, OIS purchased "ISTAR-S," a Russian private company. "ISTAR-S" subsequently changed its name to OXIRIS on November 12, 1999. OXIRIS is responsible for the purchase and resale of products, shipping and customer service for the Company's on-line store.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

              Additionally, the Company is seeking final Russian registration of four other Russian subsidiaries: JSC "Oxir Insurance", JSC "Oxir Fitness Club", "Oxir Imperial" and "Oxir Informtour." The Company OXIR will own 60% of Oxir Informtour and OIS will own 40%. OXIR will own 49% of Oxir Insurance Corporation. Oxir Investment Limited will own 100% of Oxir Fitness Club and Oxir Imperial. As of June 30, 2000, these subsidiaries had not instituted corporations.

              Oxenuk,   Inc.,  OFS,  OIL  and  OIS  were  all  acquired  form  a
              significant shareholder of the Company. Accordingly, they were recorded at this cost in the financial statement.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending June 30.

              b.  Basic Income (Loss) Per Share

              The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                                            June 30,
                                                              ---------------------------------------
                                                                   2000                    1999
                                                              -----------------     -----------------
               Numerator - income (loss)                      $     ( 1,236,763)     $      1,836,979
               Denominator - weighted average number of
                 shares outstanding                                  21,163,903            16,648,300
                                                              -----------------     -----------------

               Income (loss) per share                        $           (0.06)    $           (0.11)
                                                              =================     =================

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

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d. Income Taxes

              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to unrealized gains on trading securities for financial and income tax reporting. Current tax benefits are a result of market value decreasing from values at the beginning of the year. The deferred tax liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the securities are sold.

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

              f. Property and Equipment

              Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                               Description                       Useful Lives
                               -----------                       ------------
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

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


              i.  Concentrations of Risk

              Trading Securities
              ------------------

              The Company purchases  trading  securities using a margin account.
              The  securities   purchased  are  subject  to  market  swings  and
              valuations.

              Foreign Operations
              ------------------

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

              Margin Account
              --------------

              The Company maintains a margin account which balance of $56,558 is 99% of the trading securities balance of $56,928. In the event of a market turndown, the value of the trading securities may not be sufficient to pay off the margin account.

              j.  Change in Accounting Principle

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

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Principles of Consolidation

              The consolidated financial statements include the accounts of OXIR Financial Services, Ltd., OXIR Investment, Ltd. and OXIR Investments, Inc. and Oxir Internet Solutions. All significant intercompany accounts and transactions have been eliminated.

NOTE 3 -      INVESTMENT IN TRADING SECURITIES

              The Company has a diverse portfolio of investments in marketable equity securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All securities owned are held for resale in anticipation of short-term fluctuations in market prices, and are therefore classified as trading securities. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. A summary of investment earnings or (loss) recognized as other income during the period from July 1, 1999 through June 30, 2000 is as follows:

              Trading Securities

                      Realized gains (losses), net         $         836,275
                      Unrealized gains (losses), net                  28,814
                                                           -----------------

                                                           $         865,089

NOTE 4 -      PROPERTY AND EQUIPMENT

              Property  and  equipment  at  June  30,  2000   consisted  of  the
              following:


              Construction in progress                     $       4,103,214
              Leasehold improvements                                  94,216
              Furniture and fixtures                                 498,590
              Automobiles                                             35,240
              Equipment                                              444,514
              House                                                  320,000
                                                           -----------------

                           Total                                   5,495,774

              Less accumulated depreciation                         (244,342)
                                                           -----------------

                      Property and Equipment - Net         $       5,251,382
                                                           =================

              Depreciation expense for the years ended June 30, 2000 and 1999 was $204,167 and $40,175, respectively.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 5 -      COMMITMENTS

              a.  Employment Agreement

              The Company has entered into employment contracts with its President, Chief Executive Officer and Chairman of the Board of Directors, (CEO) and with its Secretary/Treasurer and Director. The CEO's agreement provides that the Company will pay his monthly personal expenses, which are not to exceed $120,000 per year.
              Payment is made through Visa and MasterCard accounts. Additionally, the Company is to provide housing for the CEO and his family and to pay all expenses related to the property. On April 1, 1999, the Company purchased a single-family house in Las Vegas, Nevada for the for the price of $320,000 for the CEO and his family to occupy. The Company paid $164,514 as a down payment with the balance mortgaged with GreenPoint Mortgage Company. From July 1, 1999 to June 30, 2000, the Company has paid $29,761 as compensations for housing costs and related expenses, including mortgage payments, utilities and maintenance fees. The value of the use of the house was $29,761 for the fiscal year ended June 30, 2000. In the event the CEO no longer occupies the property and/or are no longer associated with Oxir as an officer and director, he will have the option to purchase the property from the Company for an amount equal to the balance owing on the mortgage, subject to terms to be negotiated in good faith between him and the Company. Payment may be in the form of cash or in shares of Oxir Investments, Inc. common stock. Should the CEO decide to make payment with the Company's shares, the value of such shares shall be equal to the closing price in the public market on the date that the CEO exercises his option or, if there is no public market for the shares, the book value per share. If the CEO elects not to purchase the property, legal and beneficial title to the property will remain with the Company.

              The Secretary's agreement provides that the Company will pay an annual salary of $60,000. In addition, the Company issued to him 270,000 shares of the Company's common stock as a cost of the original merger.


              b.  Lease Agreement

              The Company has leased an office space under a 60-month operating lease. The Company has placed a $10,000 deposit in a Citibank CD which becomes refundable at the end of the lease term of 60 months. Accrued interest on the CD is for the benefit of the Company. The rent to be paid under the terms of the lease described above is summarized as follows:

                             During the Year
                                  Ended
                                 June 30,                   Amount
                                 --------                   ------
                      2001                          $            45,589
                      2002                                       45,589
                      2003                                       45,589
                      2004                                       20,892
                                                    -------------------

                                 Total due          $           157,659
                                                    ===================

NOTE 6 -      MARGIN ACCOUNT

              The Company buys and sells equity securities using a margin account. In the course of buying and selling the securities, the Company has incurred a liability to the brokerage firm. The balance of $56,558 carries an interest rate of 7.75% to 10.25% and is collateralized by the securities held in the account.

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 7 -      INCOME TAX MATTERS

              A previous deferred tax liability of $948,894 is eliminated due to the loss for the current period. A further benefit due to some valuations of prior period income is also included. The benefit is determined using a 39% tax calculation is made as follows:

                      Current loss before taxes                   $  2,179,258
                      Add non deductible items                          81,390
                      Taxable Loss                                   2,260,648
                      Tax rate                                              39%
                                                                  ------------
                                                                       881,652

                      Additional benefit due to
                       non-taxable items tax in prior year             830,153
                                                                           39%

                                                                       323,760

                      Total Benefit                               $  1,205,412
                                                                  ============

              It is unknown as to the Company's ability to fully utilize this benefit, therefore, we have limited the use of this benefit to the actual refund anticipated and not this tax benefit of 1,205,412 from the loss that has been generated. This is determined in the following manner:

                      Prior deferred benefit (June 30, 2000)       $    948,894

                      Additional refund determined (June 30,2000)        75,000
                                                                   ------------

                      Total tax benefit                               1,023,894

                      Less taxes paid previously in current year        (81,399)
                                                                   ------------

                      Income benefit per income statement          $    942,495
                      (June 30, 2000)                              ============

              No other benefit or liability has been established since the ability to generate income has not been demonstrated.

NOTE 8 -       MORTGAGE PAYABLE

              The Company had the following long-term debt at June 30, 2000:

                Mortgage payable to Greenpoint Mortgage, bearing interest
                at 9.50%, requiring monthly payments of $1,749, due
                April 2029, secured by residential property.      $    206,173
                                                                  ------------

               Less current portion                                     (1,432)
                                                                  ------------

                        Long-Term Debt                            $    204,741
                                                                  ============

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000


NOTE 8 -      MORTGAGE PAYABLE (Continued)

              Future maturities of long-term debt are as follows:

                                    2001                    $             1,432
                                    2002                                  1,575
                                    2003                                  1,731
                                    2004                                  1,903
                                    2005                                  2,114
                                    Thereafter                          197,418
                                                            -------------------

                                                            $           206,173
                                                            ===================

NOTE 9 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Companys ability to establish an ongoing source of revenues or obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to establish an ongoing source of revenues or obtain adequate capital, it could be forced to cease operations.

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock, the proceeds of which would be used to continue to develop its existing projects which include a real estate, financial and computer systems activities. Other plans may include the raising of additional capital and the continued development of its current and planned operations. Private placements and other sources are being considered. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with accountants.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

         The executive officers and directors of the Company are:

Name                        Age             Position
----                        ---             --------
Vassili I. Oxenuk            36    President, CEO,
                                   Chairman of the Board of Directors
Michael Y. Smirnov           33    Vice President, CFO and Director
Alexander Sarkisian, Ph.D.   52    Vice President
Kirill M. Mendelson          29    Secretary, Treasurer and Director
Inna Batrakova               25    Vice President of Communications and Director

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under California law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

         None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors, officers, affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

         The business experience of each of the persons listed above during the past five years is as follows:

Vassili I. Oxenuk, President, Chief Executive Officer and Chairman of the Board of Directors

         Mr. Oxenuk is a graduate of the Moscow State University Mathematics Boarding School for Gifted Children and the Mojaysky Military Academy in Russia, from which he graduated with a Masters Degree in Informational Systems and Mathematical Support. His career experiences include Analytical Researcher for the Russian Central Military Intelligence Agency. From 1991 to 1995, Mr. Oxenuk established OxMoSe Company ("OxMoSe") in Leipzig, Germany, which created a joint venture in Russia for retail sales of consumer electronics, as well as production lines for milk and soft drink bottling. In May 1998, Mr. Oxenuk formed OXIR-Private, a California corporation, that subsequently merged with the Company. Mr. Oxenuk is currently pursuing his Doctoral Degree in Business Administration at Kennedy-Western University, a non-accredited institution.

Michael Y. Smirnov, Vice President, Chief Financial Officer and Director

         Mr. Smirnov graduated from the Mojaysky Military Academy in Russia in 1989 with a Masters Degree in information systems mathematical support. His experience includes Analytical Researcher for the Russian Central Military Intelligence from 1989 to 1995 as well as investment and trading experience in world equity markets. He was certified as a trader with a Diploma of the First Category in 1994 by the Ministry of Finance of the Russian Federation. In 1995 he accepted a position as Financial Analyst Manager for OxMoSe. At the end of 1995, OxMoSe was dissolved and Mr. Smirnov transferred to an identical position with OFS. Since the merger of the Company with Oxir-Private, Mr. Smirnov has served the Company as Director, Chief Financial Officer, Vice President, and the Company's sole trader. Presently, Mr. Smirnov is currently pursuing his Doctoral Degree in Business Administration at Kennedy-Western University, a non-accredited institution.

Alexander Sarkisian, Ph.D., Vice President

         Dr. Sarkisian has a Ph.D. in Economics and graduated from the Moscow State Aviation Institute (Technical University), at which he is presently a Professor of International Business. From 1986 through 1991, Dr. Sarkisian was Vice President of economic affairs at the state scientific production amalgamation Phazotron. Dr. Sarkisian was Vice President of the International Association "International Dialog" from 1992 to 1994 and served as Chairman of the Board of the Regionsotsbank, engaged in the collecting and processing communal fees in Moscow, Russia from 1995 to 1998. Dr. Sarkisian presently serves as the Chairman of the Board of: Stenholm Invest ApS, Denmark, a Danish investment company (Chairman since 1997); Imkor (Chairman since 1994); and ASPEKT Ltd (Chairman since 1991). Furthermore, Dr. Sarkisian conducts lectures at the Moscow State Aviation Institute (Technical University), Military Production Academy, and at the Courses of Crisis Management on the subject of International Investment, Decision Making Theory and Management.

Kirill Mendelson, Secretary, Treasurer, Director

         Mr. Mendelson attended the Moscow Medical Academy in Russia from 1988 to 1991. He received his BS with a minor in Business Administration from the University of Nevada Las Vegas, NV in 1995. From June 1995 to March 1998, he was Vice President of Marketing for Europe and Russia and Executive Director for US Direct Inc., a Las Vegas, Nevada company engaged in pursuing business opportunities in emerging markets. His responsibilities included consulting for and negotiating contracts, joint ventures, and export and import trade in Russia, Ukraine and the Baltic Republics. He joined Oxir-Private in September 1998.

Inna Batrakova, Vice President of Communications, Director

         Ms. Batrakova graduated from the Pyatigorsk State Linguistic University with major in English and Psychology. Upon graduation Ms. Batrakova was awarded her honors bachelor degree in Linguistics and Practical Psychology. Ms. Batrakova also acquired a certified diploma of the Interpreter's faculty at the same University. Currently Ms. Batrakova is pursuing her Masters Degree in Business Administration at Kennedy-Western University, a non-accredited institution. Ms. Batrakova started her career with Oxir-Private in February 1997 and accepted the position of Administrative Assistant at its representative office in Moscow. In November 1997, Ms. Batrakova was promoted to the position of the Executive Administrative Assistant and, in December 1998, she became Vice President of Communications. Presently her responsibilities include coordinating corporate communications with the Company's clients, the media and other business entities, as well as setting up a liaison structure for the implementation of new marketing programs. She also directs and coordinates all public communications for the Company, including soliciting media coverage and media relationships, development of corporate brochures, newsletters and press releases.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding 10.0% or more of its Common Stock are required to report their beneficial ownership and any changes therein to the Commission. Specific due dates for these reports have been established and the Company is required to report herein any failure to file such reports by those due dates. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during its fiscal year ended June 30, 2000, its executive officers, directors and greater than 10.0% beneficial owners complied with all applicable Section 16(a) filing requirements with the exception of the filing of Forms 3, which were not timely filed.

Item 10. Executive Compensation

         The Company has entered into employment contracts with Mr. Oxenuk, its President, Chief Executive Officer and Chairman of the Board of Directors, and with Mr. Mendelson, its Secretary/Treasurer and Director. Mr. Oxenuk's agreement provides that the Company will pay his monthly personal expenses, which are not to exceed $120,000 per year. Payment is made through Mr. Oxenuk's Visa and MasterCard accounts. Additionally, the Company is to provide housing for Mr. Oxenuk and his family and to pay all expenses related to the property. On April 1, 1999, the Company purchased a single-family house in Las Vegas, Nevada for the price of $362,000 for Mr. Oxenuk and his family to occupy. The Company paid $164,514 as a down payment with the balance mortgaged with GreenPoint Mortgage Company. As of June 30, 2000, the Company has paid $1,711 and $206,173 is remaining to be paid on the mortgage principal. The mortgage is secured by a first lien on the single-family home and surrounding property. The value of the use of the house to Mr. Oxenuk was $29,761 for the fiscal year ended June 30, 2000. In the event Mr. Oxenuk no longer occupies the property and/or is no longer associated with the Company as an officer and director, Mr. Oxenuk will have the option to purchase the property from the Company for an amount equal to balance owing on the mortgage, subject to terms to be negotiated in good faith between him and the Company. The purchase may be made in the form of cash or shares of the Company's Common Stock, in Mr. Oxenuk's discretion. Should Mr. Oxenuk decide to make payment with the Company's Common Stock, the value of such shares shall be equal to the closing price in the public market on the date that Mr. Oxenuk exercises his option or, if there is no public market for the shares, the book value per share. If Mr. Oxenuk elects not to purchase the property, legal title to the property will remain with the Company.

         Mr. Mendelson's agreement provides that the Company will pay an annual salary of $60,000. In addition, the Company issued to Mr. Mendelson 270,000 shares of the Company's Common Stock as a cost of the original merger.

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 2000 and 1999, to the Company's Chief Executive Officer. With the exception of Mr. Oxenuk, no executive officer of the Company earned a salary greater than $100,000 annually for the period depicted.

                           Summary Compensation Table

                                                           Other     All
                                                           Annual    Other
Name and               Fiscal                              Compen-   Compen-
Principal Position      Year       Salary (1)     Bonus    sation    sation
------------------      ----       ----------     -----    ------    ------
Vassili I. Oxenuk,      1999*       $64,465       $ -0-    $ -0-     $169,742(2)
President, C.E.O.       2000**      $99,989       $ -0-    $ -0-     $ 29,761(3)

------------------
*From July 1, 1998  through  June 30, 1999
** From July 1, 1999 through June 30, 2000.

(1) Includes $64,465 and $99,989 for the fiscal years ended June 30, 1999 and 2000, respectively, consisting solely of Mr. Oxenuk's monthly personal expenses charged to his Citibank Visa and Mastercard accounts.

(2) Includes $164,514 paid by the Company as a down payment for a single family home in Las Vegas, Nevada.

(3) Compensation for Mr. Oxenuk's housing costs and related expenses, including mortgage payments, utilities and maintenance fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of June 30, 2000 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

 Name and Address                    Amount and Nature of             Percent
of Beneficial Owner                  Beneficial Ownership           of Class(1)

Vassili I. Oxenuk*                        12,449,319                    58.8%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

EC Venture Capital Ltd. (2)                5,000,000                    23.6%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

Vladimir N. Kishenin (2)                   5,000,000                    23.6%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

Michael Y. Smirnov*                        1,350,000                     6.4%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

Kirill M. Mendelson*                         270,000                     1.3%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

Alexander Sarkisian, Ph.D*                   270,000                     1.3%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

Inna Batrakova*                              300,000                     1.4%
3980 Howard Hughes Pkwy.
Suite 340
Las Vegas, NV 89109

All directors and officers                14,639,319                    69.1%
a group (5 persons)

*Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1)      Based upon  21,189,000  shares of Common Stock  outstanding on June 30,
         2000.
(2) Mr. Kishenin owns a controlling interest in EC Venture Capital Ltd. and therefore may be deemed to be a beneficial owner of such shares.

Item 12.           Certain Relationships and Related Transactions

         There have been no transactions between the Company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         In June 1999, the Company finalized two separate agreements to acquire, through tax free exchange of shares, 100% of the issued and outstanding shares of OFS, a British Virgin Islands corporation, and OIL, a British Virgin Islands corporation, from Mr. Oxenuk, the Company's President, Chief Executive Officer, Chairman of the Board of Directors and the principal stockholder. Under the terms of the agreements, Mr. Oxenuk received an aggregate of 5,000,000 shares of the Company's Common Stock. Mr. Oxenuk did not participate in the Company's Board of Directors decision to make the acquisitions; however, the transactions were not negotiated on an arms length basis. The Company did not receive an independent valuation of either OFS or OIL.

         Pursuant to Mr. Oxenuk's employment agreement, on April 1, 1999, the Company purchased a single-family house in Las Vegas, Nevada for the price of $362,000 for Mr. Oxenuk and his family to occupy. The Company paid $164,514 as a down payment with the balance mortgaged with GreenPoint Mortgage Company. As of June 30, 2000, the Company has paid $1,711 and $206,173 is remaining to be paid on the mortgage principal. The mortgage is secured by a first lien on the single-family home and surrounding property. The value of the use of the house to Mr. Oxenuk was $29,761 for the fiscal year ended June 30, 2000. In the event Mr. Oxenuk no longer occupies the property and/or is no longer associated with the Company as an officer and director, Mr. Oxenuk will have the option to purchase the property from the Company for an amount equal to balance owing on the mortgage, subject to terms to be negotiated in good faith between him and the Company. The purchase may be made in the form of cash or shares of the Company's Common Stock, in Mr. Oxenuk's discretion. Should Mr. Oxenuk decide to make payment with the Company's Common Stock, the value of such shares shall be equal to the closing price in the public market on the date that Mr. Oxenuk exercises his option or, if there is no public market for the shares, the book value per share. If Mr. Oxenuk elects not to purchase the property, legal title to the property will remain with the Company. See Part III, Item 10, "Executive Compensation."

         On January 4, 1999, the Company issued 1,350,000 shares of Common Stock to Mr. Smirnov, the Company's Vice President, Chief Financial Officer and Director, in exchange for 27 publicly traded stocks, most of which are listed on the New York Stock Exchange or the Nasdaq National Stock Market. The value of the securities at the time of transfer was $1,201,812. This transaction was valued at predecessor cost, at $.70 per share, or an aggregate of $939,764. On the same date, the Company issued 270,000 shares of Common Stock to Mr. Mendelson, the Company's Secretary/Treasurer and Director. No value was assigned to the transaction because the shares were treated as stock issuance costs and were deemed founders shares in connection with the Company's merger in November 1998.

         Also on January 4, 1999, the Company issued 600,000 shares to Mr. Oxenuk in exchange for $600,000. On June 29, 1999, Mr. Oxenuk transferred 300,000 shares to Ms. Batrakova, Vice President of Communications and Director, as a gift.

         In March 1999, 270,000 shares were issued to Mr. Sarkisian, the Company's Vice President, for services related to Mr. Sarkisian's employment by the Company.

         OIL also received a five-bedroom apartment in Moscow measuring 267 square meters (2,820 square feet), which was used by Mr. Oxenuk, the Company's President, Chief Executive Officer, Chairman of the Board of Directors and principal stockholder. In April 2000, Mr. Oxenuk agreed to pay the Company a total of $1,790,465, which includes $563,300 (apartment appraisal cost verified by an independent third party government entity), $50,000 (the cost of two underground garages) and $ 1,177,165 (tenant improvement cost), to be paid over the next fifteen years No regular payments are required to be made; payments and the amount of any such payments may be made in Mr. Oxenuk's discretion. No interest is to be paid on the purchase price. Payment to the Company may be in the form of cash or shares of the Company's Common Stock. Should Mr. Oxenuk decide to make payment with the Company's Common Stock, the value of such shares shall be equal to the closing price of the Company's shares in the public market on the date of such payment or, if there is no public market for the shares, the book value per share.

         The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

Item 13. Exhibits and Reports on Form 8-K

         Except as otherwise indicated, the following exhibits are filed with this Report by reference to the Company's Registration Statement, filed with the
Commission:

Exhibit
No.                     Exhibit Name
-------                 ------------
3.1      Articles of Incorporation and Amendments
3.2      By-Laws of Registrant
10.1     Agreement of Merger
10.2     Employment Agreement with Kirill Mendelson (Revised)
10.3     Employment Agreement with Vassili Oxenuk
10.4     Purchase and Sale Agreement with B.S.G. Press Company Limited
10.5     Contract on Provision of Express Port Services with EMS Garantpost
10.6     Purchase and Sale Agreement with Home  Collection  Company Limited
10.7     Purchase and Sale Contract with ZAO Izdatelskii dom Priboy
10.8     Contract with ZAO  Izdatelstvo  Exmo-Press
10.9     Sale and Purchase Agreement with  Jurist-Gardarika
10.10    Purchase and Sale Agreement with Midix
10.11    Agreement with Moscow Post Office
10.12    Purchase and Sale  Agreement  with Quadro  Trade  Company  Limited
10.13 Purchase and Sale Agreement with Savva Group Entertainment Video Company Limited
10.14    Sale and Purchase Agreement with Terra Knizhniv Club

10.15    Contract on Delivery of Printed Production with Top Kniga
10.16 Agreement on Provision of Express Delivery Transport and Expedition Services with United Parcel Services
10.17    Contract with Varus Video
10.18    Contract with Yuliksis
10.19    Contract with Publishing House INFRA-M
10.20    Contract with Katakombus
10.21    Contract with Laksti
10.22    Contract with Master-Kniga
10.23    Contract with Perfume-Light
10.24    Contract with Sparrk
10.25    Contract with Viking Video
10.26    Contract with Amrus Trading Company
10.27    Contract with Video Marketing
21.1     Subsidiaries
27.1     Financial Data Schedule*

*Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    OXIR INVESTMENTS, INC.
                                    (Registrant)

Date: September 28, 2000            By:  /s/ Vassili I. Oxenuk
                                         ---------------------
                                             Vassili I. Oxenuk
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    OXIR INVESTMENTS, INC.
                                    (Registrant)

Date: September 28, 2000            By:  /s/ Vassili I. Oxenuk
                                         ---------------------
                                             Vassili I. Oxenuk
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors


Date: September 28, 2000            By:  /s/ Michael Y. Smirnov
                                         ----------------------
                                             Michael Y. Smirnov
                                             Vice President, Chief Financial
                                             Officer and Director

Date:  September 28, 2000           By:  /s/ Kirill M. Mendelson
                                         -----------------------
                                             Kirill M. Mendelson
                                             Secretary, Treasurer and Director

Date:  September 28, 2000           By:  /s/ Inna Batrakova
                                         ------------------
                                             Inna Batrakova
                                             Vice President of Communications
                                             and Director