Form 10QSB
period 2000-09-30
OXIR INVESTMENTS INC
filed 2000-11-20
CIK 1088431

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

                         Commission File No: 000-26377


                             OXIR INVESTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                           88-0397134
--------------------------------------------------------------------------------
              (State or other                       (IRS Employer
              jurisdiction of                     Identification No.)
              incorporation)


         3980 Howard Hughes Parkway, Suite 340, Las Vegas, Nevada 89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                    Issuer's telephone number: (702) 369-4260
                                                --------------------
         Securities registered under Section 12(b) of the Exchange Act:

             Common                                OTCBB
       -------------------      -----------------------------------------
       Title of each class      Name of each exchange on which registered

         Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, no par value: 21,189,000 shares

                                (Title of Class)



Amount21,189,000

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2000 and June 30, 2000

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                     September 30,   June 30,
                                         2000          2000
                                      ----------   ----------
                                     (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents          $   36,546   $   64,705
   Investment in trading securities        8,931       56,928
   Prepaid expenses                        4,724        4,724
                                      ----------   ----------

     Total Current Assets                 50,201      126,357
                                      ----------   ----------

PROPERTY AND EQUIPMENT                 5,207,441    5,251,382
                                      ----------   ----------

OTHER ASSETS

   Income tax receivable                  75,000       75,000
   Related party receivable                  735        4,026
   Deposits                               16,182       15,000
                                      ----------   ----------

     Total Other Assets                   91,917       94,026
                                      ----------   ----------

     TOTAL ASSETS                     $5,349,559   $5,471,765
                                      ==========   ==========

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         September 30,   June 30,
                                                             2000          2000
                                                          ----------   ----------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                       $  198,815   $   78,564
   Accrued expenses                                            4,461         --
   Margin account                                              2,955       56,558
   Client funds payable                                       11,034       11,034
   Current portion - mortgage payable                          1,479        1,432
                                                          ----------   ----------

     Total Current Liabilities                               218,744      147,588
                                                          ----------   ----------

LONG-TERM LIABILITY

   Mortgage payable                                          204,460      204,741
                                                          ----------   ----------

     Total Long-Term Liability                               204,460      204,741
                                                          ----------   ----------

     Total Liabilities                                       423,204      352,329
                                                          ----------   ----------

COMMITMENTS

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of no
    par value, 21,189,000 shares issued and outstanding    4,519,220    4,519,220
   Retained earnings                                         407,135      600,216
                                                          ----------   ----------

     Total Stockholders' Equity                            4,926,355    5,119,436
                                                          ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,349,559   $5,471,765
                                                          ==========   ==========

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                             From
                                                     For the              Inception on
                                               Three Months Ended            May 19,
                                                  September 30,          1998 Through
                                         ----------------------------      September 30,
                                             2000            1999            2000
                                         ------------    ------------    ------------
SALES                                    $    335,981    $       --      $    354,793

COST OF GOODS SOLD                              9,234            --            28,741
                                         ------------    ------------    ------------

GROSS MARGIN                                  326,747            --           326,052
                                         ------------    ------------    ------------

COST AND EXPENSES

   Depreciation expense                        43,942          37,353         288,284
   Rent expense                                54,577          19,813         346,372
   General and administrative                 422,910       1,980,660       3,383,568
                                         ------------    ------------    ------------

     Total Costs and Expenses                 521,429       2,037,826       4,018,224
                                         ------------    ------------    ------------

     Net (Loss) From Operations              (194,682)     (2,037,826)     (3,692,172)
                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                            (8,013)        (35,638)       (188,676)
   Realized gain on sale of marketable
    securities                                  4,850         665,871       2,535,212
   Net unrealized gain on marketable
    securities                                   --           557,289       1,754,278
   Dividends                                     --              --               128
   Other income                                 4,764            --             4,764
                                         ------------    ------------    ------------

     Total Other Income (Expense)               1,601       1,187,522       4,105,706
                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                   (193,081)       (850,304)        413,534

INCOME (TAX) BENEFIT (Note 7)                    --          (318,991)         (6,399)
                                         ------------    ------------    ------------

NET INCOME (LOSS)                        $   (193,081)   $   (531,313)   $    407,135
                                         ============    ============    ============

BASIC INCOME (LOSS) PER SHARE            $      (0.01)   $      (0.03)
                                         ============    ============

FULLY DILUTED INCOME (LOSS) PER
 SHARE                                   $      (0.01)   $      (0.03)
                                         ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        21,189,000      21,100,000
                                         ============    ============

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                       Common Stock
                                 -------------------------      Retained
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

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                 Common Stock
                                          --------------------------      Retained
                                            Shares          Amount        Earnings
                                          -----------    -----------    -----------
Balance, June 30, 1999                     21,090,600    $ 2,498,769    $ 1,836,979

Common stock issued for
 cash at $5.00 per share                       39,600        198,000           --

Common stock issued for
 services at $5.00 per share                   60,000        300,000           --

Common stock retired at
 $5.00 per share                               (1,200)        (6,000)          --

Contributed capital by subsidiary                --        1,528,451           --

Net loss for the year ended
 June 30, 2000                                   --             --       (1,236,763)
                                          -----------    -----------    -----------

Balance, June 30, 2000                     21,189,000      4,519,220        600,216

Net loss for the three months ended
 September 30, 2000 (unaudited)                  --             --         (193,081)
                                          -----------    -----------    -----------

Balance, September 30, 2000 (unaudited)    21,189,000    $ 4,519,220    $   407,135
                                          ===========    ===========    ===========

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                            From
                                                                     For the            Inception on
                                                               Three Months Ended          May 19,
                                                                  September 30,         1998 Through
                                                          --------------------------    September 30,
                                                              2000           1999           2000
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $  (193,081)   $  (531,313)   $   407,135
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation expense                                      43,941         37,353        288,283
     Common stock issued for services                            --          300,000        300,000
   Changes in assets and liabilities:
     (Increase) in prepaid expenses                              --                9         (4,724)
     (Increase) decrease in related party receivables           3,291           --             (735)
     (Increase) in deposits                                    (1,182)          --          (16,182)
     Increase (decrease) in accounts payable                  120,251        (11,731)       232,138
     Increase (decrease) in accrued liabilities                  --          247,379           --
     Increase (decrease) in accrued expenses                    4,461           --            4,461
     Increase in client funds                                    --             --          254,032
     Increase (decrease) in provision for income taxes           --         (318,991)       (75,000)
                                                          -----------    -----------    -----------

       Net Cash Provided (Used) by Operating Activities       (22,319)      (277,294)     1,389,408
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in bank                                            --         (300,000)          --
   Decrease (increase) in trading securities                   47,997      1,646,845      2,685,551
   Increase (decrease) in margin account                      (53,603)      (724,739)      (705,184)
   Purchase of property and equipment                            --         (283,869)    (2,286,371)
                                                          -----------    -----------    -----------

       Net Cash (Used) Provided by Investing Activities        (5,606)       338,237       (306,004)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                   --             --          208,000
   Payments on notes payable                                     (234)          (315)        (2,061)
   Stock issuance costs                                          --             --         (250,000)
   Common stock issued for cash                                  --             --        1,301,000
   Retirement of common stock                                    --             --           (6,000)
   Advances to related parties                                   --             --       (2,337,867)
   Cash from subsidiaries                                        --             --           40,070
                                                          -----------    -----------    -----------

       Net Cash (Used) Provided by Financing Activities          (234)          (315)    (1,046,858)
                                                          -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     (28,159)        60,628         36,546

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                        36,546         52,627           --
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                   $    14,690    $   113,255    $    36,546
                                                          ===========    ===========    ===========

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                    From
                                              For the            Inception on
                                         Three Months Ended        May 19,
                                            September 30,        1998 Through
                                       ---------------------     September 30,
                                         2000         1999          2000
                                       --------     --------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                            $    8,013   $   27,395   $  181,936
   Income taxes                        $     --     $     --     $   81,339

NON-CASH ITEMS

   Common stock issued for services    $     --     $  300,000   $  300,000
   Contributed capital by subsidiary   $     --     $     --     $1,528,451

                     OXIR INVESTMENTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, result of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financials tatements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited consolidated financial statements. The results of operations for the period ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to establish an ongoing source of revenues or obtain adequate capital to fund operating losses until it becomes profitable. If the Company is unable to establish an ongoing source of revenues or obtain adequate capital, it could be forced to cease operations.

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

Results of Operations

         For the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         The Company reported net loss applicable to common stockholders of $193,081 or $.01 per share, for the three-month period ended September 30, 2000 ("first quarter of 2000"), compared to a $531,313 loss, or $.03 per share, for the three month period ended September 30, 1999 ("first quarter of 1999"). This increase in net income is due primarily to the increase in the Company sales and gross margin.

         The Company recognized $335,981 in sales during the first quarter of 2000 compared to no sales in 1999. The Company realized a gain on the sale of marketable securities of $4,850 and no unrealized gain during the first quarter of 2000, compared to $665,871 realized gain and $557,289 unrealized gain during the first quarter of 1999. The difference is attributed to sale of marketable securities to finance operations.

         During the first quarter of 2000, the Company had interest expense of $8,013 compared to $35,638 for the 1999 period, which reflects interest paid on the Company's margin accounts. General and administrative expenses decreased to $422,910 for the first quarter of 2000 from $1,980,660 for the first quarter of 1999, and rent expense increased to $54,577 from $19,813 for the same period. The drastic decrease in G&A expenses is attributed to large amount invested in 1999 in launching of new operations and new subsidiaries in Russia. The depreciation expense for the first quarter 2000 was $43,942 compared to $37,353 for the first quarter of 1999.

         A tax provision has been made for the first quarter of 2000 and the fiscal year ended June 30, 2000 based on pre-tax capital gains. The Company pays taxes under both the British Virgin Islands and United States tax laws.

Liquidity and Capital Resources

         Total cash and cash equivalents at September 30, 2000 was $36,546 compared to $64,705 at June 30, 2000. Also at September 30, 2000, the Company had $8,931 in investments in trading securities compared to $ 56,928 at June 30, 2000.

         Net cash used by operating activities for the first quarter of 2000 was $22,319 compared to $277,294 used in the first quarter of 1999. This was due primarily to the decrease in the Company's net loss for the quarter.

         Net cash used by investing activities for the first quarter of 2000 was $5,606 compared to $338,237 provided for the comparable 1999 period. This is attributed primarily to the decrease in trading securities and consequently decreases in margin account.

         Net cash used by financing activities was $234 for the first quarter of 2000 compared to $315 used in the first quarter of 1999. This reflects the payments on notes payable.

         At September 30, 2000 the Company had total assets of $5,349,559 and stockholders' equity of $4,926,355. In comparison, at June 30, 2000, the Company had total assets of $5,471,765 and total stockholders' equity of $5,119,436. Working capital was a negative $168,543 at September 30, 2000, compared to a negative $21,231 at June 30, 2000.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

As of July 1, 2000 Mr. Alexander Sarkissian, Vice President of Economic Affairs, had resigned from his position.

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



                                 OXIR INVESTMENTS, INC.

Date: November 17, 2000          By: /s/ VASSILI I. OXENUK
-----------------------          -------------------------
                                         Vassili I. Oxenuk,
                                         President and Director
                                         (Principal Executive Officer)


Date: November 17, 2000          By: /s/ MICHAEL SMIRNOV
-----------------------          -----------------------
                                         Michael Smirnov, Vice President,
                                         Chief Financial Officer and
                                         Director (Principal Financial Officer)