Form 10QSB
period 2000-12-31
OXIR INVESTMENTS INC
filed 2001-02-20
CIK 1088431

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2000.
                          Commission File No: 000-26377

                             OXIR INVESTMENTS, INC.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   California
   --------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0397134
   --------------------------------------------------------------------------
                        (IRS Employer Identification No.)

                      3980 Howard Hughes Parkway, Suite 340
                             Las Vegas, Nevada 89109
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 369-4260
                         -------------------------------
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X   No
    ---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 15, 2001, was 23,519,000.

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Consolidated balance sheets as of December 31, 2000 (unaudited)
         and June 30, 2000                                                2

         Consolidated  statements of operations for the six-month
         periods ended December 31, 2000 and 1999 and for the period
         from inception through December 31, 2000 (unaudited)             3

         Consolidated statements of operations for the three-month
         periods ended December 31, 2000 and 1999 (unaudited)             4

         Consolidated statements of stockholders' equity for the period
         May 19, 1998 (inception) through December 31, 2000 (unaudited)   5

         Consolidated  statements of cash flows for the six-month
         periods ended December 31, 2000 and 1999 and for the period
         from inception through December 31, 2000 (unaudited)             6

         Notes to consolidated financial statements (unaudited)         7 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     10 - 11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submimssion of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          December 31,   June 30,
                                                             2000          2000
                                                          -----------   ----------
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                              $    40,382   $   64,705
   Investment in trading securities                             4,207       56,928
   Prepaid expenses                                             4,724        4,724
                                                          -----------   ----------
               Total current assets                            49,313      126,357
                                                          -----------   ----------

Property and equipment                                      3,373,095    5,251,382
                                                          -----------   ----------

Other assets:
   Income tax receivable                                       75,000       75,000
   Note receivable related party                            1,517,236            -
   Related party receivable                                         -        4,026
   Deposits                                                    15,000       15,000
                                                          -----------   ----------
               Total other assets                           1,607,236       94,026
                                                          -----------   ----------

               Total assets                               $ 5,029,644   $5,471,765
                                                          ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $   319,789   $   78,564
   Accrued expenses                                            39,327            -
   Margin account                                                   -       56,558
   Client funds payable                                        11,034       11,034
   Current portion of mortgage payable                          1,435        1,432
                                                          -----------   ----------
               Total current liabilities                      371,585      147,588

Mortgage payable, net of current portion                      204,738      204,741
                                                          -----------   ----------

               Total liabilities                              576,323      352,329
                                                          -----------   ----------

Stockholders' equity:
   Common stock, no par value
      50,000,000 shares authorized
      23,219,000 shares issued and
      outstanding at December 31, 2000
      21,189,000 shares issued and
      outstanding at June 30, 2000                          6,297,190    4,519,220
   Deferred stock-based consulting costs                   (1,776,250)           -
   Retained earnings (accumulated deficit)                    (67,619)     600,216
                                                          -----------   ----------
               Total stockholders' equity                   4,453,321    5,119,436
                                                          -----------   ----------

               Total liabilities and stockholders' equity $ 5,029,644   $5,471,765
                                                          ===========   ==========

                        See notes to financial statements


                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six-month periods ended        May 19, 1998
                                                             December 31,              (inception)
                                                      --------------------------        through
                                                          2000            1999     December 31, 2000
                                                      -----------    -----------   -----------------
Sales                                                 $   229,679    $         -   $         248,491

Cost of goods sold                                          9,234              -              28,741
                                                      -----------    -----------   -----------------

Gross margin                                              220,445              -             219,750
                                                      -----------    -----------   -----------------

Costs and expenses:
   Depreciation                                            87,883        141,528             332,225
   Rent                                                   115,862         28,067             407,657
   General and administrative                             681,351      2,274,920           3,642,009
                                                      -----------    -----------   -----------------

                                                          885,096      2,444,515           4,381,891
                                                      -----------    -----------   -----------------

Operating loss                                           (664,651)    (2,444,515)         (4,162,141)
                                                      -----------    -----------   -----------------

Other income (expense):
   Interest expense                                       (12,755)       (65,336)           (193,418)
   Realized gain on sale of marketable securities           4,850        825,939           2,535,212
   Net unrealized gain on marketable securities                 -      2,164,323           1,754,278
   Other income                                             4,721              -               4,849
                                                      -----------    -----------   -----------------

                                                           (3,184)     2,924,926           4,100,921
                                                      -----------    -----------   -----------------

Income (loss) before income taxes                        (667,835)       480,411             (61,220)

Income (tax) benefit                                            -        318,991              (6,399)
                                                      -----------    -----------   -----------------

Net income (loss)                                     $  (667,835)   $   799,402   $         (67,619)
                                                      ===========    ===========   =================


Basic income (loss) per share                         $     (0.03)   $      0.04
                                                      ===========    ===========

Weighted average shares outstanding                     21,394,489    21,128,074
                                                      ============   ===========


                        See notes to financial statements

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three-month periods ended
                                                  December 31,
                                         ---------------------------
                                            2000             1999
                                         ----------       ----------

Sales                                    $   78,914       $        -

Cost of goods sold                                -                -
                                         ----------       ----------

Gross margin                                 78,914                -
                                         ----------       ----------

Costs and expenses:
   Depreciation                              43,941          104,175
   Rent                                      61,285            8,254
   Selling and administrative               258,441          294,240
                                         ----------       ----------

                                            363,667          406,669
                                         ----------       ----------

Operating loss                             (284,753)        (406,669)
                                         ----------       ----------

Other income (expense):
   Interest expense                          (4,742)         (29,698)
   Gain on sale of securities                     -          160,068
   Unrealized gain on securities                  -        1,607,034
   Other income (expense)                       (43)               -
                                         ----------       ----------

                                             (4,785)       1,737,404
                                         ----------       ----------

Income (loss) before income taxes          (289,538)       1,330,735

Income (tax) benefit                              -                -
                                         ----------       ----------

Net income (loss)                        $ (289,538)      $1,330,735
                                         ==========       ==========


Basic income (loss) per share               $ (0.01)          $ 0.06
                                         ==========       ==========

Weighted average shares outstanding      21,599,978       21,170,000
                                         ==========       ==========


                        See notes to financial statements


                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the period May 19, 1998 (inception) through December 31, 2000


                                                                                   Deferred
                                                             Common stock        stock-based
                                                       ------------------------   consulting     Retained
                                                         Shares        Amount        costs       earnings
                                                       ----------    ----------   -----------   -----------
Balance at inception                                            -    $        -   $         -   $         -

Net income from inception on May 19, 1998
   through June 30, 1998                                        -             -             -             -
                                                       ----------    ----------   -----------   -----------

Balance, June 30, 1998                                          -             -             -             -

Shares issued to founders at predecessor
  cost of $0.00 per share                              13,770,000             -             -             -

Shares issued for trading securities
  at $0.70 per share                                    1,350,000       939,764             -             -

Common stock issued for cash at $1.00 per share           600,000       600,000             -             -

Stock issuance costs                                            -      (250,000)            -             -

Common stock issued for cash at $5.00 per share           100,600       503,000             -             -

Common stock issued for related party acquisitions,
   recorded at predecessor cost                         5,270,000       706,005             -             -

Net income for the year ended June 30, 1999                     -             -             -     1,836,979
                                                       ----------    ----------   -----------   -----------

Balance at June 30, 1999                               21,090,600     2,498,769             -     1,836,979

Common stock issued for cash at $5.00 per share            60,000       300,000             -             -

Common stock issued for cash at $5.00 per share            31,600       158,000             -             -

Common stock retired at $5.00 per share                    (1,200)       (6,000)            -             -

Common stock issued for cash at $5.00 per share             8,000        40,000             -             -

Contributed capital by subsidiary                               -     1,528,451             -             -

Net loss for the year ended June 30, 2000                       -             -             -    (1,236,763)
                                                       ----------    ----------   -----------   -----------

Balance, June 30, 2000                                 21,189,000     4,519,220             -       600,216

Common stock issued as consulting fee at
   $0.875 per share (unaudited)                         2,030,000     1,776,250    (1,776,250)            -

Contributed capital (unaudited)                                 -         1,720             -             -

Net loss for the six-months ended
  December 31, 2000 (unaudited)                                 -             -             -      (667,835)
                                                       ----------   -----------   -----------   -----------

Balance, December 31, 2000 (unaudited)                 23,219,000   $ 6,297,190   $(1,776,250)  $   (67,619)
                                                       ==========   ===========   ===========   ===========

                        See notes to financial statements


                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six-month periods ended     May 19, 1998
                                                                      December 31,           (inception)
                                                                 -----------------------       through
                                                                   2000          1999      December 31, 2000
                                                                 ---------    ----------   -----------------
Net income (loss)                                                $(667,835)   $  799,402   $         (67,619)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation expense                                       87,883       141,528             332,225
         Common stock issued for services                                -       300,000             300,000
         Changes in assets and liabilities:
            (Increase) decrease in prepaid expenses                      -             9              (4,724)
            (Increase) decrease in trading securities               52,721             -              52,721
            (Increase) decrease in related party receivables         4,026             -                   -
            (Increase) decrease in deposits                              -             -             (15,000)
            Increase (decrease) in accounts payable                241,225       (25,467)            353,112
            Increase (decrease) in accrued liabilities             (15,511)      252,992             (15,511)
            Increase (decrease) in clients fund                          -             -             254,032
            Increase (decrease) in provision for income taxes            -      (318,991)            (75,000)
                                                                 ---------   -----------    ----------------

            Net cash provided by (used in) operating activities   (297,491)    1,149,473           1,114,236
                                                                 ---------   -----------    ----------------

Cash flows from investing activities:

   Investment in bank                                                    -      (300,000)                  -
   Decrease (increase) in trading securities                             -      (265,278)          2,637,554
   Increase (decrease) in margin account                                 -      (167,137)           (651,581)
   Purchase of property and equipment                                    -      (578,348)         (2,286,371)
                                                                 ---------   -----------     ---------------

            Net cash used in investing activities                        -    (1,310,763)           (300,398)
                                                                 ---------   -----------     ---------------

Cash flows from financing activities:

   Proceeds from notes payable                                           -              -            208,000
   Principal payments on notes payable                                   -           (720)            (1,827)
   Proceeds from note receivable                                   273,168              -            273,168
   Stock issuance costs                                                  -              -           (250,000)
   Common stock issued for cash                                          -        158,000          1,301,000
   Retirement of common stock                                            -              -             (6,000)
   Advances to related parties                                           -              -         (2,337,867)
   Cash from subsidiaries                                                -               -            40,070
                                                                 ---------           ---     ---------------

            Net cash provided by (used in) financing activities    273,168        157,280           (773,456)
                                                                 ---------       --------    ---------------

            Net increase (decrease) in cash and cash equivalents   (24,323)        (4,010)            40,382

               Cash and cash equivalents at beginning of period     64,705         52,627                  -
                                                                 ---------        -------    ---------------

               Cash and cash equivalents at end of period        $  40,382       $ 48,617    $        40,382
                                                                 =========       ========    ===============



                        See notes to financial statements

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                       December 31, 2000 and June 30, 2000

1.       Unaudited consolidated financial statements

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, result of operations and cash flows at December 31, 2000 and 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited consolidated financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

                  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  History and business activity

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

         In 1998, Oxenuk, Inc. initiated negotiations to merge with Oxir Investments, Inc., a private California company incorporated on May 19, 1998 ("Oxir"). The merger was consummated on November 25, 1998, at which time Oxenuk, Inc., the surviving corporation, adopted the name of Oxir Investments, Inc. Under the terms of the merger, Oxir was dissolved.

         Oxir was originally founded for the purpose of pursuing investment opportunities in real estate, technology and industrial businesses in the United States and internationally, particularly in Russia, and to introduce eastern European opportunities to the United States.

         During 1999, the Company filed a registration statement with the US Securities and Exchange commission on Form 10-SB, registering its common stock under the Securities and Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business, which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

                  Principles of consolidation

         The consolidated financial statements include the accounts of Oxir Investments, Inc. ("Oxir") and its wholly-owned subsidiaries, Oxir Financial Services, Ltd., Oxir Investment, Ltd., Oxir Internet Solutions, Inc., Oxir Consulting, Inc. and Oxir Insurance, Inc. Significant intercompany accounts and transactions have been eliminated.

                  Development stage

         The Company has been a development stage company since its inception on May 19, 1998.

2.       Going concern

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

3.       Related party transaction

         During the six-month period ended December 31, 2000, Oxir sold a Condominium it owned in Moscow, Russia to the Company's President. The agreed-upon purchase price was $1,790,465. Such purchase price is equal to the cost basis of the Condominium unit and tenant improvements. The purchase price is to be paid over a period, not to exceed 15 years. No regular payments are required. The amount and timing of such payments may be made at the President's discretion, without interest. Payment may be made in the form of cash or shares of the Company's common stock. Payments made in stock are to be valued at the closing price of the Company's common shares on the date of the payment. Since the Condominium was sold at cost, there was no gain or loss on the transaction. The President made payments on the note totaling $273,228 during the six-month period ended December 31, 2000.

4.       Stockholders' equity

         During December 2000, the Company entered into agreements with two entities, which will provide consulting and financial advisory services to Oxir. Both agreements are for a one-year period. Consideration for the agreements consisted of a total of 2,030,000 shares, which were issued in December 2000. The transaction was recorded based on the market value of the Company's stock on the date of the agreements, which was $0.875 per share. The cost of $1,776,250 is being recognized over the one-year term of the agreements commencing January 1, 2001. There was no cost recognized during the six-month period ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

As used in this Form 10-QSB, "we", "us" and "our" refer to Oxir Investments, Inc. and its consolidated subsidiaries, depending on the context.

We are continuing to pursue strategic alternatives to maximize the value of our portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, establishing new projects and launching new subsidiaries.

Results of Operations

For the six months ended December 31, 2000, compared to the six months ended December 31, 1999.

We recognized $229,679 in sales during the six-month period ended December 31, 2000, compared to no sales during the comparable period in 1999. We realized gains on marketable securities of $4,850 during the six months ended December 2000, compared to realized and unrealized gains of $2,990,262 during the comparable period in 1999.

During the six months  ended  December  31,  2000,  we had  interest  expense of
$12,755, compared to $65,336 for the comparable 1999 period, a decrease of $52,581 (80%), which reflects interest paid on our margin accounts. Costs of sales for the six-month period ended December 31, 2000 was $9,234. We did not incur any cost of sales for the comparable period in 1999. General and administrative expenses decreased to $681,351 for the six months ended December 2000, from $2,274,920 for the same period in 1999, a decrease of $1,593,569 (70%). Rent expense increased to $115,862 from $28,067 for the same period. The drastic decrease in G&A expenses is attributed to large costs incurred during the six-month period ended December 31, 1999 in launching of our new operations and new subsidiaries in Russia. Our depreciation expense for the six-month period ended December 31, 2000 was $87,883 compared to $141,528 for the comparable period in 1999.

We realized an income tax benefit of $318,991 during the six-month period ended December 31, 1999. There was no such benefit realized during the six-month period ended December 31, 2000.

As a result, we incurred a net loss applicable to common stockholders of $667,835 or $0.03 per share, for the six-month period ended December 31, 2000, compared to net income of $799,402, or $.04 per share, for the six-month period ended December 31, 1999, a change of $1,467,237 (183%). The change is principally due to recognition of investment gains and tax benefits during the six-month period ended December 31, 1999. Such gains and benefits were partially offset by sales recognized during 2000 and a decrease in general and administrative expenses.

Liquidity and Capital Resources

Total cash and cash equivalents at December 31, 2000 was $40,382 compared to $64,705 at June 30, 2000. Also at December 31, 2000, we had $4,207 in
investments in trading securities compared to $56,928 at June 30, 2000.

Net cash used in operating activities for the period ended December 31, 2000 was $297,491, compared to $1,149,473 provided by operating activities in the same period in 1999. The change was due to the fact that we sustained an operating loss in 2000, as opposed to income in 1999.

Net cash used in investing activities for 2000 was $0 compared to $1,310,763 for the comparable 1999 period. This is attributed primarily to investments in marketable securities, property and equipment during 1999.

Net cash provided by financing activities was $273,168 for 2000 compared to $157,280 provided in 1999. In 2000, the cash provided by financing activities was attributable to proceeds from a note receivable. In 1999, the principal proceeds were from the sale of our common stock.

At December 31, 2000, we had total assets of $5,029,644 and stockholders' equity of $4,453,321. In comparison, at June 30, 2000, we had total assets of $5,471,765 and total stockholders' equity of $5,119,436. Working capital deficit was $322,272 at December 31, 2000, compared to a negative $21,231 at June 30, 2000.

We anticipate meeting our working capital needs during the next twelve months primarily with revenues from our operating and investing activities or, if necessary from the sale of our securities. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage, which could curtail the Company's operations.

Our management has recognized that, in order to allow us to continue to implement our business strategy discussed in our Form 10-SB, as well as our Form 10-KSB for our fiscal year ended June 30, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital. Relevant thereto, in February 2001, we commenced a self-underwritten, "best efforts" private offering of up to 3,333,334 shares of our common stock at an offering price of $.60 per share, for total gross proceeds of $2 million. Because marketing of this offering commenced within the prior few days of the filing of this Report, we have not accepted any subscriptions thus far. There can be no assurances that we will receive any subscriptions from this offering.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2.  CHANGES IN SECURITIES

     In December 2000, we issued 1,030,000 shares of our common stock to Global Capital Securities Corp. as part of our obligation pursuant to an investment banking agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5.  OTHER INFORMATION -

     Effective December 22, 2000, we accepted the resignation of Michael Smirnov as an officer and director of our Company. Mr. Smirnov continues to serve our company as an employee responsible for our Russian operations. In addition, on December 18, 2000, we terminated Kirill Mendelson as an employee and accepted his resignation as an officer and director.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OXIR INVESTMENTS, INC.
                                       (Registrant)

                                       Dated:  February 20, 2001


                                       By:   s/Inna Batrakova
                                          ---------------------------
                                          Inna Batrakova, Secretary

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

EXHIBITS                                                               Page No.

  EX-27           Financial Data Schedule.....................................15