Form 10QSB
period 2001-03-31
OXIR INVESTMENTS INC
filed 2001-05-21
CIK 1088431

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _____ X _____ No _____

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 14, 2001, was 23,394,000.

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)


                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Consolidated balance sheets as of March 31, 2001
         (unaudited) and June 30, 2000                                      2

         Consolidated statements of operations for the nine-month
         periods ended March 31, 2001 and 2000 and for the period
         from inception through March 31, 2001 (unaudited)                  3

         Consolidated statements of operations for the three-month
         periods ended March 31, 2001 and 2000 (unaudited)                  4

         Consolidated statements of stockholders' equity for the
         period May 19, 1998 (inception) through March 31, 2001
         (unaudited)                                                        5

         Consolidated statements of cash flows for the nine-month
         periods ended March 31, 2001 and 2000 and for the period
         from inception through March 31, 2001 (unaudited)                  6

         Notes to consolidated financial statements (unaudited)         7 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     10 - 11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

         Signatures                                                         13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     March 31,        June 30,
                                                       2001             2000
                                                    ----------       ----------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                        $   51,873       $   64,705
   Investment in trading securities                      4,207           56,928
   Prepaid expenses                                      4,724            4,724
                                                    ----------       ----------

        Total current assets                            60,804          126,357
                                                    ----------       ----------

Property and equipment                               3,344,520        5,251,382
                                                    ----------       ----------

Other assets:
   Income tax receivable                                75,000           75,000
   Note receivable related party                     1,517,236                -
   Related party receivable                                  -            4,026
   Deposits                                             15,000           15,000
                                                    ----------       ----------

        Total other assets                           1,607,236           94,026
                                                    ----------       ----------

        Total assets                                $5,012,560       $5,471,765
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  336,179       $   78,564
   Accrued expenses                                     37,867                -
   Margin account                                            -           56,558
   Client funds payable                                 11,034           11,034
   Current portion of mortgage payable                   1,435            1,432
                                                    ----------       ----------

        Total current liabilities                      386,515          147,588

Mortgage payable, net of current portion               204,011          204,741
                                                    ----------       ----------

        Total liabilities                              590,526          352,329
                                                    ----------       ----------

Stockholders' equity:
   Common stock, no par value
      50,000,000 shares authorized
      23,394,000 shares issued and
      outstanding at March 31, 2001
      21,189,000 shares issued and
      outstanding at June 30, 2000                   6,332,190        4,519,220
   Deferred stock-based consulting costs            (1,332,187)               -
   Retained earnings (accumulated deficit)            (577,969)         600,216
                                                    ----------       ----------

        Total stockholders' equity                   4,422,034        5,119,436
                                                    ----------       ----------

        Total liabilities and stockholders' equity  $5,012,560       $5,471,765
                                                    ==========       ==========

                 See notes to consolidated financial statements

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Nine-month period ended   May 19, 1998
                                            March 31,          (inception)
                                    ------------------------     through
                                        2001        2000      March 31, 2001
                                    -----------  -----------  --------------

Revenues                            $   251,591  $         -  $      270,403

Cost of revenues                          9,234            -          28,741
                                    -----------  -----------  --------------

Gross margin                            242,357            -         241,662
                                    -----------  -----------  --------------

Costs and expenses:
   Depreciation                         116,458      274,335         360,800
   Rent                                 129,971       56,134         421,766
   General and administrative         1,169,561    4,267,072       4,130,219
                                    -----------  -----------  --------------

                                      1,415,990    4,597,541       4,912,785
                                    -----------  -----------  --------------

Operating loss                       (1,173,633)  (4,597,541)     (4,671,123)
                                    -----------  -----------  --------------

Other income (expense):
   Interest expense                     (14,123)    (104,673)       (194,786)
   Realized gain on sale of
     marketable securities                4,850    1,671,859       2,535,212
   Net unrealized gain on
     marketable securities                    -    2,192,063       1,754,278
   Other income                           4,721            -           4,849
                                    -----------  -----------  --------------

                                         (4,552)   3,759,249       4,099,553
                                    -----------  -----------  --------------

Loss before income taxes             (1,178,185)    (838,292)       (571,570)

Income (tax) benefit                          -      318,991          (6,399)
                                    -----------  -----------  --------------

Net loss                            $(1,178,185) $  (519,301) $     (577,969)
                                    ===========  ===========  ==============


Basic loss per share                $     (0.05) $     (0.02)
                                    ===========  ===========

Weighted average shares outstanding  21,999,529   21,153,484
                                    ===========  ===========



                 See notes to consolidated financial statements

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three-month periods ended
                                                  March 31,
                                            2001             2000
                                        ------------      -----------

Revenues                                $     21,912      $         -

Cost of revenues                                   -                -
                                        ------------      -----------

Gross margin                                  21,912                -
                                        ------------      -----------

Costs and expenses:
   Depreciation                               28,575          132,807
   Rent                                       14,109           28,067
   Selling and administrative                488,210        1,992,152
                                         -----------      -----------

                                             530,894        2,153,026

Operating loss                              (508,982)      (2,153,026)
                                         -----------      -----------

Other income (expense):
   Interest expense                          (26,878)         (39,337)
   Gain on sale of securities                      -          845,920
   Unrealized gain on securities                   -           27,740
   Other income (expense)                          -                -
                                         -----------      -----------

                                             (26,878)         834,323
                                         -----------      -----------

Loss before income taxes                    (535,860)      (1,318,703)

Income (tax) benefit                               -                -
                                         -----------      -----------

Net loss                                 $  (535,860)     $(1,318,703)
                                         ===========      ===========


Basic loss per share                     $     (0.02)     $     (0.06)
                                         ===========      ===========

Weighted average shares outstanding       23,236,500       21,186,684
                                         ===========      ===========



                 See notes to consolidated financial statements



                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         For the period May 19, 1998 (inception) through March 31, 2001

                                                                      Deferred
                                                                     stock-based
                                                       Common stock  consulting    Retained
                                              Shares      Amount        costs      earnings
                                            ----------  ----------   -----------  -----------

Balance at inception                                 -  $        -   $         -  $        -

Net income from inception on May 19, 1998
   through June 30, 1998                             -           -             -           -
                                            ----------  ----------   -----------  ----------

Balance, June 30, 1998                               -           -             -           -

Shares issued to founders at predecessor
   cost of $0.00 per share                  13,770,000           -             -           -

Shares issued for trading securities at
   $0.70 per share                           1,350,000     939,764             -           -

Common stock issued for cash at
   $1.00 per share                             600,000     600,000             -           -

Stock issuance costs                                 -    (250,000)            -           -

Common stock issued for cash at
   $5.00 per share                             100,600     503,000             -           -

Common stock issued for
   related party acquisitions,
   recorded at predecessor cost              5,270,000     706,005             -           -

Net income for the year ended June 30, 1999          -           -             -   1,836,979
                                            ----------  ----------   -----------  ----------

Balance at June 30, 1999                    21,090,600   2,498,769             -   1,836,979

Common stock issued for cash at
   $5.00 per share                              60,000     300,000             -           -

Common stock issued for cash at
   $5.00 per share                              31,600     158,000             -           -

Common stock retired at $5.00 per share         (1,200)     (6,000)            -           -

Common stock issued for cash at
   $5.00 per share                               8,000      40,000             -           -

Contributed capital by subsidiary                    -   1,528,451             -           -

Net loss for the year ended June 30, 2000            -           -             -  (1,236,763)
                                            ----------  ----------   -----------  ----------

Balance, June 30, 2000                      21,189,000   4,519,220             -     600,216

Common stock issued as consulting fee at
   $0.875 per share (unaudited)              2,030,000   1,776,250    (1,776,250)          -

Contributed capital (unaudited)                      -       1,720             -           -

Common stock issued as a private placement
   at $0.20 per share (unaudited)              175,000      35,000             -           -

Net loss for the nine-months ended
   March 31, 2001 (unaudited)                        -           -             -  (1,178,185)
                                            ----------  ----------   -----------  ----------

Balance, March 31, 2001 (unaudited)         23,394,000  $6,332,190   $(1,776,250) $ (577,969)
                                            ==========  ==========   ===========  ==========

                 See notes to consolidated financial statements


                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine-month period ended    May 19, 1998
                                                                         March 31,           (inception)
                                                                 ------------------------      through
                                                                    2001          2000      March 31, 2001
                                                                 -----------   ----------  ---------------
Net loss                                                         $(1,178,185)  $ (519,301) $      (577,969)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation expense                                          116,458      274,335          360,800
       Stock-based compensation                                      444,063            -          444,063
       Common stock issued for services                                    -      300,000          300,000
       Changes in assets and liabilities:
         (Increase) decrease in prepaid expenses                           -            9           (4,724)
         (Increase) decrease in trading securities                    52,721            -           52,721
         (Increase) decrease in related party receivables              4,026            -                -
         (Increase) decrease in deposits                                   -            -          (15,000)
         Increase (decrease) in accounts payable                     257,615      (20,898)         369,502
         Increase (decrease) in accrued liabilities                  (16,971)     304,790          (16,971)
         Increase (decrease) in clients fund                               -            -          254,032
         Increase (decrease) in provision for income taxes                 -     (318,991)         (75,000)
                                                                 -----------   ----------  ---------------

            Net cash provided by (used in) operating activities     (320,273)      19,944        1,091,454
                                                                 -----------   ----------  ---------------

Cash flows from investing activities:
   Investment in bank                                                      -     (300,000)       2,637,554
   Decrease (increase) in trading securities                               -      844,621         (651,581)
   Increase (decrease) in margin account                                   -      175,903       (2,286,371)
   Purchase of property and equipment                                      -     (896,140)               -
                                                                 -----------   ----------  ---------------

            Net cash used in investing activities                          -     (175,616)        (300,398)
                                                                 -----------   ----------  ---------------

Cash flows from financing activities:
   Proceeds from notes payable                                            -             -          208,000
   Principal payments on notes payable                                 (727)       (2,795)          (2,554)
   Proceeds from note receivable                                    273,168             -          273,168
   Stock issuance costs                                                   -             -         (250,000)
   Common stock issued for cash                                      35,000       198,000        1,336,000
   Retirement of common stock                                             -        (6,000)          (6,000)
   Advances to related parties                                            -             -       (2,337,867)
   Cash from subsidiaries                                                 -             -           40,070
                                                                 ----------    ----------  ---------------

            Net cash provided by (used in) financing activities     307,441       189,205         (739,183)
                                                                 ----------    ----------  ---------------

            Net increase (decrease) in cash and cash equivalents    (12,832)       33,533           51,873

            Cash and cash equivalents at beginning of period         64,705        52,627                -
                                                                 ----------    ----------  ---------------

            Cash and cash equivalents at end of period           $   51,873    $   86,160  $        51,873
                                                                 ==========    ==========  ===============


                 See notes to consolidated financial statements

                             OXIR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                          (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001


1.   Unaudited consolidated financial statements

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, result of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited consolidated financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

           History and business activity (continued)

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

3.   Related party transaction

     During the nine-month period ended March 31, 2001, Oxir sold a condominium it owned in Moscow, Russia to the Company's President. The agreed-upon purchase price was $1,790,465. Such purchase price is equal to the cost basis of the condominium unit and tenant improvements. The purchase price is to be paid over a period, not to exceed 15 years. No regular payments are required. The amount and timing of such payments may be made at the President's discretion, without interest. Payment may be made in the form of cash or shares of the Company's common stock. Payments made in stock are to be valued at the closing price of the Company's common shares on the date of the payment. Since the condominium was sold at cost, there was no gain or loss on the transaction. The President made payments on the note totaling $273,228 during the nine-month period ended March 31, 2001.

4.   Stockholders' equity

     During December 2000, the Company entered into agreements with two entities, which will provide consulting and financial advisory services to Oxir. Both agreements are for a one-year period. Consideration for the agreements consisted of a total of 2,030,000 shares, which were issued in March 2001. The transaction was recorded based on the market value of the Company's stock on the date of the agreements, which was $0.875 per share. The cost of $1,776,250 is being recognized over the one-year term of the agreements commencing January 1, 2001. During the three-month period ended March 31, 2001, the Company recognized $444,063 of stock-based compensation costs related to these agreements.

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

Results of Operations

For the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000.

We recognized $251,591 in revenues during the nine-month period ended March 31, 2001, compared to no revenues during the comparable period in 2000. We realized gains on marketable securities of $4,850 during the nine months ended March 2001, compared to realized and unrealized gains of $3,863,922 during the comparable period in 2000.

During the nine months ended March 31, 2001, we had interest expense of $14,123, compared to $104,673 for the comparable 2000 period, a decrease of $90,550 (86%), which reflects interest paid on our margin accounts through March 2000. Costs of revenues for the nine-month period ended March 31, 2001 was $9,234. We did not incur any cost of revenues for the comparable period in 2000. General and administrative expenses decreased to $1,169,561 for the nine months ended March 2001, from $4,267,072 for the same period in 2000, a decrease of $3,095,511 (73%). The drastic decrease in G&A expenses is attributed to large costs incurred during the nine-month period ended March 31, 2000 in launching of our new operations and new subsidiaries in Russia. Rent expense increased to $129,971 from $56,134 for the same period. Our depreciation expense for the nine-month period ended March 31, 2001 was $116,458 compared to $274,335 for the comparable period in 2000.

We realized an income tax benefit of $318,991 during the nine-month period ended March 31, 2000. There was no such benefit realized during the nine-month period ended March 31, 2001.

As a result, we incurred a net loss applicable to common stockholders of $(1,178,185) or $0.06 per share, for the nine-month period ended March 31, 2001, compared to net loss of $519,301, or $(0.02) per share, for the nine-month period ended March 31, 2000, a change of $658,884 (227%). The change is principally due to recognition of investment gains and tax benefits during the nine-month period ended March 31, 2000, offset by the generation of revenues and decreases in general and administrative expenses during the nine-month period ended March 31, 2001. Liquidity and Capital Resources

Total cash and cash equivalents at March 31, 2001 was $51,873 compared to $64,705 at June 30, 2000. Also at March 31, 2001, we had $4,207 in investments in trading securities compared to $56,928 at June 30, 2000.

Net cash used in operating activities for the period ended March 31, 2001 was $320,273, compared to $19,944 provided by operating activities in the same period in 2000. The change was due to the larger operating loss sustained in 2001, as compared to 2000.

Net cash used in investing activities for 2001 was $0 compared to $175,616 for the comparable 2000 period. This is attributed primarily to net investment activity and to expenditures for property and equipment during 2000.

Net cash provided by financing activities was $307,441 for 2001 compared to $189,205 provided in 2000. In 2001, the cash provided by financing activities was attributable to proceeds from a note receivable. In 2000, the principal proceeds were from the sale of our common stock.

At March 31, 2001, we had total assets of $5,012,560 and stockholders' equity of $4,422,034. In comparison, at June 30, 2000, we had total assets of $5,471,765 and total stockholders' equity of $5,119,436. Working capital deficit was $325,711 at March 31, 2001, compared to a negative $21,231 at June 30, 2000.

We anticipate meeting our working capital needs during the next twelve months primarily with revenues from our operating activities or, if necessary from the sale of our securities. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage, which could curtail the Company's operations.

Our management has recognized that, in order to allow us to continue to implement our business strategy discussed in our Form 10-SB, as well as our Form 10-KSB for our fiscal year ended June 30, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital. Relevant thereto, in February 2001, we commenced a self-underwritten, "best efforts" private offering of up to 3,333,334 shares of our common stock at an offering price of $.60 per share, for total gross proceeds of $2 million. During the three-month period ended March 31, 2001, we sold 175,000 shares of our common stock for $35,000. However, there can be no assurances that we will receive any additional subscriptions from this offering.

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

          In December 2000, we issued 1,000,000 shares of our common stock to Vertex Capital Corp as part of our obligation pursuant to a consulting agreement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5.   OTHER INFORMATION -

          Effective December 22, 2000, we accepted the resignation of Michael Smirnov as an officer and director of our company. Mr. Smirnov continues to serve our company as an employee responsible for our Russian operations. In addition, on December 18, 2000, we terminated Kirill Mendelson as an employee and accepted his resignation as an officer and director of our company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          Reports on Form 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       OXIR INVESTMENTS, INC.
                                       (Registrant)

                                       Dated:  May 21, 2001


                                       By:  s/Inna Batrakova
                                          --------------------------------------
                                          Inna Batrakova, Secretary